Form 10QSB
period 1995-03-31
ALLSTATE FINANCIAL CORP /VA/
filed 1995-05-12
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10 - QSB

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                             SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1995                COMMISSION FILE NUMBER 0-17832

                             Allstate Financial Corporation
(exact name of registrant as specified in its charter)


            Virginia                                          54-1208450
  (State of Incorporation)                   (I.R.S. Employer Identification No)


2700 South Quincy Street, Suite 540, Arlington, VA              22206
(address of principal executive offices)                      (zip code)



Registrant's Telephone Number, Including Area Code:  (703) 931-2274



Indicate by the check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.           Yes  [ X ]     No  [   ]

3,102,328 Common Shares were outstanding as of March 31, 1995.

ALLSTATE FINANCIAL CORPORATION
FORM 10-QSB
INDEX
                                                                     Page Number
Part I.  Financial Information

  Item 1 -  Financial Statements

            Consolidated Balance Sheets at March 31, 1995
            and December 31, 1994                                          1-2

            Consolidated Statements of Income Three Months Ended
            March 31, 1995 and 1994                                          3

            Consolidated Statements of Shareholders' Equity Three
            Months Ended March 31, 1995 and Year Ended
            December 31, 1994                                                4

            Consolidated Statements of Cash Flows Three Months Ended
            March 31, 1995 and 1994                                        5-6

            Notes to Consolidated Financial Statements                       7

  Item 2 -  Management's Discussion and Analysis of Results of
            Operations and Financial Conditions                           8-12

Part II.
  Item 1 -     Legal Proceedings                                            13

  Item 4 -     Submission of Matters To a Vote of Security Holders          13

  Item 5 -     Other Information                                            13

  Item 6 -     Exhibits and Reports on Form 8-K                             13

Signatures                                                                  14

                                         PART I - FINANCIAL INFORMATION


                                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS

                                              March 31,             December 31,
                                               1995                    1994
                                             ----------              -----------
                                ASSETS
                                ------
CURRENT ASSETS:
  Cash                                       $ 1,854,064              $ 1,763,930
  Receivables:
    Finance, net                              21,626,412               27,502,806
    Purchased life insurance contracts         5,146,818                4,533,952
  Other                                        3,341,109                3,388,638
  Prepaid expenses                               249,774                  198,091
  Prepaid income taxes                           921,881                  628,123
  Deferred income taxes                          909,000                  909,000
                                             -----------              -----------
    TOTAL CURRENT ASSETS                      34,049,058               38,924,540

PROPERTY AND EQUIPMENT, Net                      514,061                  479,034


OTHER ASSETS                                   2,400,045                2,447,083
                                             -----------              -----------
                                             $36,963,164              $41,850,657
                                             ===========              ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                     ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses      $   379,693              $   303,838
  Settlement Payable                           1,400,000                     -
  Notes payable                                4,892,923               11,591,718
  Note payable-related party                     103,000                  103,000
  Credit balances of factoring clients         1,844,609                1,665,038
                                             -----------              -----------
    TOTAL CURRENT LIABILITIES                  8,620,225               13,663,594

NONCURRENT PORTION OF NOTES PAYABLE:
  Related parties                                 58,788                   58,788
  Other                                            7,110                    7,110
                                             -----------             ------------
    TOTAL LIABILITIES                          8,686,123               13,729,492

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000
    shares with no par value; no shares
    issued or outstanding                           -                        -
Common stock, authorized 10,000,000 shares
    with no par value; issued and outstanding
    3,102,328 shares at March 31, 1995 and
    December 31, 1994                             40,000                   40,000
 Additional paid-in-capital                   18,852,312               18,852,312
 Retained Earnings                             9,384,729                9,228,853
                                             -----------              -----------
TOTAL SHAREHOLDERS' EQUITY                    28,277,041               28,121,165
                                             -----------              -----------
                                             $36,963,164              $41,850,657
                                             ===========              ===========

                See Notes to Consolidated Financial Statements


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          1995           1994
                                                       ----------      ----------
INCOME:
  Earned discounts                                     $2,877,646      $1,972,121
  Fees and other income                                   406,425         324,084
                                                       ----------      ----------
                                                        3,284,071       2,296,205
                                                       ----------      ----------
EXPENSES:
  Compensation and fringe benefits                        807,480         678,129
  General and administrative expense                      608,238         481,269
  Interest expense                                        258,506          73,632
  Provision for credit losses                           1,301,100         363,355
  Commission                                               61,871          25,241
                                                       ----------      ----------
    TOTAL EXPENSES                                      3,037,195       1,621,626
                                                       ----------      ----------
INCOME BEFORE INCOME TAXES                                246,876         674,579

INCOME TAXES                                               91,000         250,000
                                                       ----------      ----------
NET INCOME                                             $  155,876      $  424,579
                                                       ==========      ==========


NET INCOME PER SHARE                                  $       .05      $      .14
                                                      ===========      ==========

WEIGHTED AVERAGE NUMBER OF SHARES                       3,102,328       3,102,328
                                                       ==========      ==========

                   See Notes to Consolidated Financial Statements


                   ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             YEAR ENDED DECEMBER 31, 1994
                        AND THREE MONTHS ENDED MARCH 31, 1995


                                              Common      Paid in       Retained
                                             Stock       Capital       Earnings
                                             ------     -----------   ----------
BALANCE - January 1, 1994                     $40,000    $18,852,312   $9,081,313

  Net Income                                    -              -         147,540
                                              -------    -----------  ----------
BALANCE - December 31, 1994                    40,000     18,852,312    9,228,853

  Net Income                                     -              -         155,876
                                              -------    -----------   ----------
BALANCE - March 31, 1995                      $40,000    $18,852,312   $9,384,729
                                              =======    ===========   ==========

                 See Notes to Consolidated Financial Statements



                     ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     1995                1994
                                                   ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $    155,876     $    424,579
    Adjustments to reconcile net income
      to cash provided by operating activities:
    Depreciation - net                                   34,784           37,410
    Provision for credit losses                       1,301,100          363,355
    Changes in operating assets and liabilities:
      (Increase)/decrease in other receivables           47,529           (8,775)
      (Increase) in prepaid expenses
        and other current assets                        (51,683)         (46,192)
      Decrease in other assets                           47,038           84,245
      Increase in accounts payable
        and accrued expenses                             75,855           65,637
      Increase in settlement payable                  1,400,000             -
      (Increase)/decrease in prepaid income taxes      (293,758)         233,869
                                                   ------------     -----------NET
CASH PROVIDED BY OPERATING ACTIVITIES                 2,716,741        1,154,128
                                                   ------------     -----------CASH
FLOWS FROM INVESTING ACTIVITIES:
  Purchase of finance receivables, including
    accounts receivable, secured advances,
    repurchases and life insurance contracts        (41,357,923)     (35,219,315)
  Collection of finance receivables, including
    accounts receivable, secured advances,
    repurchases and life insurance contracts         45,320,351       36,118,353
  Increase in credit balances of factoring
    clients                                             179,571         103,315
 Purchase of property and equipment                     (69,811)        (11,516)
                                                   ------------     -----------NET
CASH PROVIDED BY INVESTING ACTIVITIES                 4,072,188         990,837
                                                   ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and
    other borrowings                                 11,575,275       10,104,995
  Principal payments on line of credit
    and other borrowings                            (18,274,070)     (13,292,870)
                                                   ------------     ------------
NET CASH USED IN FINANCING ACTIVITIES                (6,698,795)      (3,187,875)
                                                   ------------     ------------
INCREASE (DECREASE) IN CASH                              90,134       (1,042,910)
                                                   ------------     ------------
CASH, Beginning of period                             1,763,930        2,785,219
                                                   ------------     ------------
CASH, End of period                                $  1,854,064     $  1,742,309
                                                   ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Interest paid                                  $    258,506     $     70,157
                                                   ============     ============

    Income taxes paid                              $    375,000     $     16,131
                                                   ============     ============

                 See Notes to Consolidated Financial Statements

         ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General. The consolidated financial statements of Allstate Financial Corporation (the "Company") included herein are unaudited for all periods ended March 31, 1995 and 1994; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report for the year ended December 31, 1994.

2. Net income per share. Net income per share of common stock has been computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. At December 31, 1994 there were 94,437 stock options outstanding, at exercise prices ranging from $5.75 to $14.00 per share. During the year ended December 31, 1994, 1,134 options and 3,000 warrants were forfeited. There were no warrants or options exercised for the three months ended March 31, 1995.

3. Line of credit. As of March 31, 1995 the Company had approximately $21 million available under a $25.0 million secured revolving line of credit. Borrowings under the credit facility bear interest at the bank's base rate plus .75%. The current maturity date of this credit facility is May 13, 1997. The Company is subject to covenants which are typical in revolving credit facilities of this type.

     As of March 31, 1995 Lifetime Options, Inc., a Viatical Settlement Company, a wholly owned subsidiary of the Company, had approximately $900 thousand available under a $2.0 million line of credit and an additional $800 thousand available under a $4 million availability from the Company. Lifetime Options' revolving line of credit: (i) is payable on demand and, if no demand is made, on December 31, 1995; (ii) bears interest at the prime rate of interest plus 1%; and (iii) is collateralized by specific purchased life insurance contracts.

4. Settlement Payable. In April 1995 the Company reached a tentative settlement with the Trustee in the bankruptcy of Premium Sales Corporation. The terms of the settlement call for the Company to pay $1.4 million in cash. The settlement is intended to be a full release of any and all claims between the Company and the Trustee and remains subject to court approval.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's principal business is the discounted purchase of accounts receivable, usually on a full recourse, full notification basis. In addition, the Company also makes advances collateralized by inventory, equipment, and real estate (collectively, "Collateralized Advances"). The Company has elected to more aggressively pursue the making of Collateralized Advances, as it perceives the need by its targeted customers for such funding and such funding is not readily available from many of the Company's competitors. As of March 31, 1995, Collateralized Advances constituted approximately 47.7% of the Company's portfolio of finance receivables. The Company also provides its clients with letters of guaranty, arranges for the issuance of letters of credit for its clients and provides other related financial services.

     The Company's clients are small- to medium-sized businesses with annual revenues typically ranging between $600 thousand and $50 million. The Company's clients do not typically qualify for traditional bank or asset-based financing because they are either too new, too small, undercapitalized (or over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank or traditional, asset-based lender. Accordingly, there is a significant risk of default and client failure inherent in the Company's business. The Company addresses these risks in various ways, including: (i) the Company thoroughly evaluates the collateral to be made available by a client; (ii) the Company collects its clients' accounts receivable directly from its clients' account debtors, which are frequently (though not always) large, creditworthy companies or governmental entities; (iii) the Company purchases, or takes a first priority security interest in, all accounts receivable of each client; (iv) the Company takes, whenever available, blanket liens on all of its clients' assets and, when making Collateralized Advances, the Company employs what management believes to be conservative loan-to-value ratios based on auction or liquidation value appraisals performed by independent appraisers;
(v) the Company requires personal guaranties (either unlimited guaranties or validity guaranties) from its clients' principals; (vi) the Company actively monitors its portfolio of purchased accounts receivable, including the creditworthiness of account debtors and periodically evaluates the value of other collateral and (vii) the Company maintains loss reserves which management believes are adequate and appropriate for its business. Notwithstanding the foregoing, clients (and account debtors) may fail and the collateral available to the Company (together with personal guaranties) may prove insufficient to enable the Company to recover all amounts due in full.

     Lifetime Options, a wholly-owned subsidiary of the Company, provides financial assistance to individuals facing life-threatening illness by purchasing their life insurance policies at a discount from face value. The amount of the discount is determined by Lifetime Options based on the size of the policy being purchased, the maximum life expectancy of the insured, the amount of the anticipated premiums payable with respect to the policy being purchased and the anticipated financing cost associated with purchasing and carrying the policy. In general, the purchase price for a policy is between 55% and 85% of the benefits payable under the policy. Because most of the life insurance policies purchased by Lifetime Options are underwritten by highly rated insurance companies (and, in many cases, backed by state guaranty funds), management of Lifetime Options believes that credit risk is not material to its business.

     Before purchasing each policy, Lifetime Options has each insured's medical records reviewed by at least one (and typically three) independent physician(s) who provide(s) Lifetime Options with an opinion(s) of the insured's life expectancy. To date, the physicians engaged by Lifetime Options have provided life expectancies which, on average, fairly approximate actual lifespans. However, there is no assurance that the physicians engaged by Lifetime Options
will in the future be able to perform as they have in the past.   If the
physicians engaged by Lifetime Options were to systematically underestimate life expectancies or if life extending treatments (or a cure) were found for AIDS (almost all of the life insurance policies purchased by Lifetime Options to date have been purchased from individuals with AIDS), there would be a material adverse effect on the earnings of Lifetime Options.

     Other than Lifetime Options, none of the Company's subsidiaries is currently engaged in business which could have a material effect on the Company.

  Competition

     Heightened competition within the marketplace from banks and asset-based lenders (previously not in competition with the Company) and newly created finance companies have infringed on the Company's potential client base and have negatively affected earned discounts. Additionally, the Company has attracted larger clients which often increases the amount of time needed to negotiate and fund new business. Also, Collateralized Advances require more in-depth and diverse due diligence which can further delay the funding of new business. Nonetheless, the Company believes that its ability to respond quickly and to provide specialized, flexible financing structures to its clients enables it to compete effectively. In order to remain competitive, however, the Company has, where necessary and appropriate, offered lower rates than it has historically. The Company believes that increased competition will continue for the foreseeable future and will continue to exert downward pressure on pricing, especially in the Company's core factoring business. To counter the downward pressure on pricing, the Company intends to try to diversify its sources of income, primarily by continuing its emphasis on funding relationships which include (in addition to the factoring of accounts receivable) the making of Collateralized Advances.

     Historically, the Company did not expect to maintain a funding relationship with a client for more than two years; the Company expected that its clients would ultimately qualify for more competitively priced bank or asset based financing. Therefore, the Company's major clients have tended to change significantly over time. Today, however, because the Company is, where necessary and appropriate, offering lower rates and providing Collateralized Advances, it is possible that the duration of the Company's funding relationships with its clients may be extended. Although the Company has historically been successful in replacing major clients, the loss of one or more major clients and an inability to replace those clients could have a material adverse effect on the Company.

  Results of Operations

       The following table sets forth certain items of income and expense for the periods indicated and indicates the percentage relationship of each item to total income.

                                          For the Three Months Ended March 31,
                                      -----------------------------------------
                                            1995                    1994
                                      ------------------     ------------------
INCOME
  Earned discounts                    $2,877,646    87.6     $1,972,121    85.9
  Fees and other income                  406,425    12.4        324,084    14.1
                                      ----------   -----     ----------   -----
   TOTAL INCOME                        3,284,071   100.0%     2,296,205   100.0%
                                      ----------   -----     ----------   -----
EXPENSE
  Compensation and fringe benefits       807,480    24.6        678,129    29.5
  General and administrative expense     608,238    18.5        481,269    21.0
  Interest expense                       258,506     7.9         73,632     3.2
  Provision for credit losses          1,301,100    39.6        363,355    15.8
  Commissions                             61,871     1.9         25,241     1.1
                                      ----------   -----     ----------   -----
    TOTAL EXPENSES                     3,037,195    92.5      1,621,626    70.6
                                      ----------   -----     ----------   ------

INCOME BEFORE INCOME TAXES               246,876     7.5        674,579    29.4

INCOME TAXES                              91,000     2.8        250,000    10.9
                                      ----------   -----     ----------   -----

NET INCOME                            $  155,876     4.7%    $  424,579    18.5%
                                      ==========   =====     ==========   =====

NET INCOME PER SHARE                  $      .05             $      .14
                                      ==========             ==========

WEIGHTED AVERAGE NUMBER OF SHARES      3,102,328              3,102,328
                                      ==========             ==========



     Total Income. Total income consists of (i) earned discounts and (ii) fees and other income. "Earned discounts" consist primarily of income from the purchase of accounts receivable and life insurance policies and income from Collateralized Advances. "Fees and other income" consist primarily of closing fees, commitment fees, other related financing fees and supplemental discounts paid by clients who do not sell the minimum volume of accounts receivable required by their contracts with the Company.

     Total income increased 43% in the first quarter of 1995 over the first quarter of 1994, from $2,296,205 to $3,284,071. Earned discounts from the purchase of accounts receivable and life insurance policies increased approximately 19.4% in the first quarter of 1995 versus the first quarter of 1994, from approximately $1.8 million to approximately $2.1 million. In the first quarters of 1994 and 1995, earned discounts from the purchase of accounts receivable and life insurance policies constituted 88.8% and 72.7%, respectively, of total earned discounts and 76.3% and 63.7%, respectively, of total income. These percentages reflect management's decision to pursue the making of Collateralized Advances, in addition to the Company's core factoring business.

     Earned discounts from Collateralized Advances increased 251% in the first quarter of 1995 over the comparable period in 1994, from $221 thousand to $786 thousand. In the first quarters of 1994 and 1995, earned discounts from Collateralized Advances constituted 11.2% and 27.3%, respectively, of total earned discounts and 9.6% and 23.9%, respectively, of total income. These changes again reflect management's decision to pursue the making of Collateralized Advances, in addition to the Company's core factoring business. Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month calculated on the amount of the Collateralized Advance. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears.

     Fees and other income increased 25% in the first quarter of 1995 over the first quarter of 1994, from $324,084 to $406,425. The increase is attributable primarily to growth in closing fees and supplemental discounts.

     As of March 31, 1994 and 1995 purchased accounts receivable included on the Company's balance sheet were $25 million (90.8%) and $11.3 million (52.3%), respectively of net finance receivables. As of March 31, 1994 and 1995, Collateralized Advances included on the Company's balance sheet were $2.5 million (9.2%) and $10.3 million (47.7%), respectively, of net finance receivables. The relative increase from the end of the first quarter of 1994 to the end the first quarter of 1995 in the percentage of net finance receivables comprised of Collateralized Advance reflects management's decision to pursue the making of Collateralized Advances, in addition to the Company's core factoring business.

     Compensation and Fringe Benefits. Compensation and fringe benefits were $807 thousand (24.6% of total income) versus $678 thousand (29.5% of total income) for the first quarters of 1995 and 1994, respectively. This rise is the result of an increase in sales personnel and administrative staff to support the growth of the Company. Executive compensation remained relatively flat in the first quarter of 1995 as compared to the same period in 1994, $237 thousand (7.2% of total income) and $240 thousand (10.5% of total income), respectively.

     General and Administrative Expense. General and administrative expense was $608 thousand (18.5% of total income) as compared to $481 thousand (21.0% of total income) for the first quarters of 1995 and 1994, respectively. This increase is primarily attributable to a rise in licenses and taxes, duplicating and professional fees. Additional licenses and tax expenses were incurred in connection with maintaining a portion of the Company's assets acquired in settlement of finance and other receivables. Professional fees increased from $135 thousand (5.9% of total income) in the first quarter of 1994 to $174 thousand (5.3% of total income) in the first quarter of 1995. The increase in professional fees was attributable, in part, to on-going litigation instituted in prior years and, in part, to the final resolution of legal proceedings instituted in prior years. Other charges contributing to the rise in general and administrative expense were insurance, postage, telephone and travel and entertainment which were offset by decreases in office supplies and credit and filing costs.

     Interest Expense. Interest expense was $259 thousand (7.9% of total income) as compared to $74 thousand (3.2% of total income) for the first quarters of 1995 and 1994, respectively. The rise in interest expense is attributable to the increase in the average daily balance outstanding on the Company's revolving lines of credit and the rise in the prime rate of interest from the first quarter of 1994 to the first quarter of 1995. The average daily outstanding balance on the Company's revolving lines of credit was $9.8 million and $3.0 million for the three months ended March 31, 1995 and 1994, respectively. The average interest rate paid on the revolving lines of credit rose to 9.38% from 7.28% for the first quarters of 1995 and 1994, respectively.

     Provision for Credit Losses. Credit loss experience, the adequacy of underlying collateral, changes in the character and size of the Company's receivables portfolio and management's judgement are factors used in determining the provision for credit losses and the adequacy of the allowance for credit losses. Other factors given consideration in determining the adequacy of the allowance are the level of related credit balances of factoring clients and the current and anticipated impact of economic conditions on the creditworthiness of the Company's clients and account debtors. To mitigate the risk of credit loss, the Company, among other things: (i) thoroughly evaluates the collateral to be made available by each client; (ii) collects its factored accounts receivable directly from account debtors, which are frequently (though not always) large, creditworthy companies or governmental entities; (iii) purchases, or takes a first priority security interest in, all accounts receivable of each client;
(iv) takes, whenever available, blanket liens on all of its clients' assets and, when making Collateralized Advances, it employs what management believes to be conservative loan-to-value ratios based on auction or liquidation value appraisals performed by independent appraisers; (v) requires personal guaranties (either unlimited guaranties or validity guaranties) from its clients' principals, and (vi) actively monitors its portfolio of factored accounts receivable, including the creditworthiness of account debtors and periodically evaluates the value of other collateral.

     The provision for credit losses was $1.3 million (39.6% of total income) and $363 thousand (15.8% of total income) for the first quarters of 1995 and 1994, respectively. Based on management's assessment of the adequacy of the allowance for credit losses at March 31, 1995 (see below), the Company's provision for credit losses in the first quarter of 1995 was attributable to the tentative settlement reached by the Company early in the second quarter of 1995 with the Trustee in the bankruptcy of Premium Sales Corporation. The first quarter 1995 provision is in addition to the $1.5 million provision related to the Premium Sales Corporation matter taken in the fourth quarter of 1994. The settlement is intended to be a full release of any and all claims between the Company and the Trustee. In addition, certain officers and directors of the Company have reached a tentative settlement with the Trustee for a release of any and all claims against them. No indemnification will be provided by the Company to these officers and directors as a consequence of their settlement. The settlements remain subject to Bankruptcy Court approval.

     The allowance for credit losses was 9.3% ($2.4 million) and 7.5% ($2.5 million) of gross finance receivables at March 31, 1995 and December 31, 1994, respectively. The allowance at March 31, 1995 is net of the $1.4 million settlement payable in connection with the Premium Sales Corporation matter.

     At March 31, 1995 the accrual of earnings was suspended on $3,580,520 as compared to $3,608,164 at December 31, 1994 of gross finance receivables.

     Although the Company maintains an allowance for credit losses in an amount deemed by management to be adequate to cover potential losses, no assurance can be given that the allowance will in fact be adequate or that an inadequacy, if any, in the allowance could not have a material adverse effect on the Company's earnings in future periods. In addition, management recognizes that Collateralized Advances may entail greater risk to the Company than the factoring of accounts receivable. Although management believes that the Company has (or third parties acting on behalf of the Company have) the requisite skill to evaluate, monitor and manage such risks, there can be no assurance that the Company will in fact be successful in doing so.

     Commissions. Commission expense grew to $62 thousand (1.9% of total income) from $25 thousand (1.1% of total income) in the first quarter of 1995 versus the same period in 1994. The increase stems from a larger portion of gross receivables purchased in 1995 being generated by commissioned brokers and other professionals to whom the Company paid referral fees.

Impact of Inflation

     Management believes that inflation has not had a material effect on the Company's income, expenses or liquidity during the past three years.

     Changes in interest rate levels do not generally affect the income earned by the Company in the form of discounts charged. Rising interest rates would, however, increase the Company's cost of borrowed money based on its current borrowing arrangements which are prime or base rate adjusted credit facilities.

Changes in Financial Condition

     The Company's total assets decreased 11.8% to $37.0 million at March 31, 1995 from $41.9 million at December 31, 1994. The decrease for the quarter is primarily the result of the decrease in net finance receivables and reduction in notes payable.

     Other assets consist primarily of assets acquired in settlement of finance receivables, including, inventory, land and homes to be foreclosed and a condominium not used in trade or business and other.

     Liquidity and Capital Resources. The Company's principal funding sources are the collection of purchased receivables, retained cash flow and external borrowings.

     As of March 31, 1995 the Company had approximately $21 million available under a $25.0 million secured revolving line of credit. Borrowings under the credit facility bear interest at the bank's base rate plus .75%. The current maturity date of this credit facility is May 13, 1997. The Company is subject to covenants which are typical in revolving credit facilities of this type.

     As of March 31, 1995 Lifetime Options had approximately $900 thousand available under a $2.0 million line of credit and an additional $800 thousand available under a $4 million availability from the Company. Lifetime Options' revolving line of credit: (i) is payable on demand and, if no demand is made, on December 31, 1995; (ii) bears interest at the prime rate of interest plus 1% and; (iii) is collateralized by specific purchased life insurance contracts.

     At March 31, 1995 the Company had working capital of $25.4 million and a ratio of current assets to current liabilities of 3.95 to 1 as compared to December 31, 1994 working capital of $25.3 million and a ratio of current assets to current liabilities of 2.85 to 1.

     The Company believes that internally generated funds and borrowings under its current or a replacement credit facility will be sufficient to finance the Company's future funding requirements for the balance of 1995. Under certain circumstances, however, this may not be the case. Borrowings under the Company's existing revolving credit facility are predicated on a borrowing base comprised primarily of accounts receivable acquired by the Company from its clients. If in 1995 an unexpectedly high portion of the Company's potential new business includes Collateralized Advances, internally generated funds and borrowings under the Company's existing credit facility may not be sufficient to fund such new business. Under such circumstances the Company would attempt to negotiate the borrowing base in its existing credit facility to allow the Company to borrow greater amounts from its primary lender(s) and thereby support the growth in Collateralized Advances. If those negotiations were unsuccessful there is no assurance that the Company could attract sufficient capital to enable the Company to pursue its strategy of making additional Collateralized Advances.

PART II -OTHER INFORMATION

ITEM 1. -LEGAL PROCEEDINGS

     The Company is a defendant in White, Trustee v. Allstate Financial Corporation pending in the U.S. Bankruptcy Court for the Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"). Lyons was the subject of a leveraged buy-out and has since filed a bankruptcy petition. The Company had agreed to a settlement with the Lyons trustee, subject to approval by the bankruptcy court, which would have released the Company from all claims upon the payment of $300,000. In connection with the settlement, the Company added $300,000 to the provision for credit losses in 1994 and then charged off the full settlement amount. A creditor in the bankruptcy proceeding, Sherwin-Williams Company, objected to the proposed settlement and, in March 1995, the objection was sustained by the bankruptcy court. As a result, the litigation is expected to resume. Management does not believe the Company has a material exposure in excess of the previously agreed upon settlement amount.

     In connection with the same transaction, the Company has also been named as a defendant in Sherwin-Williams Company v. Robert Castello et. al. pending in the United States District Court for the Northern District of Ohio. Sherwin-Williams is suing all parties with any involvement in the transaction to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and the bankruptcy litigation arising therefrom. Sherwin-Williams asserts that it has or will incur pension fund liabilities and other liabilities as a result of the transaction in the approximate amount of $11 million and has asserted claims against the Company in that amount. Management does not believe the litigation will have a material effect on the financial position or results of operations of the Company because, in management's opinion, the claims are without merit. The Company has filed a motion to dismiss the claims and a motion to stay discovery pending a ruling on the motion to dismiss. The motion to stay discovery has been granted and the motion to dismiss is currently pending.

     The Company and its wholly-owned subsidiary, Premium Sales Northeast, Inc. ("PSN"), are creditors in the Chapter 11 bankruptcy proceeding of Premium Sales Corporation. The Company and PSN filed claims against the debtor and its affiliates in the amounts of $599,557 and $871,865, respectively. The Trustee provided the Company with a draft complaint which formed the basis for objecting to these claims. The draft complaint also contained claims against the Company and PSN seeking recovery of alleged preferences of approximately $15,000,000 and certain voidable transfers under both the Bankruptcy Code and Florida statutes of approximately $150,000. The entire matter has been tentatively settled with the Trustee by the Company's agreement to pay $1,400,000 in cash and additionally by the Company's and PSN's agreement to withdraw its claims of $599,557 and $871,865, respectively, in the Premium bankruptcy proceedings.
The agreement is subject to court approval. The Company has reserved and written off approximately $2.8 million in anticipation of a comprehensive settlement of the matter. The results of this settlement have been reflected in the Company's March 31, 1995 and December 31, 1994 financial statements.

     From time to time, the Company is required to initiate litigation to collect amounts owed by former clients, guarantors or obligors. In connection with such litigation, the Company periodically encounters counterclaims by defendant(s) for material amounts. Such counterclaims are typically without any factual basis and, management believes, are usually asserted for defensive purposes by the litigant.

     Except as described above, the Company is not party to any litigation other than routine proceedings incidental to its business, and the Company does not expect that these proceedings will have a material effect on the Company.


ITEM 4. -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. -OTHER INFORMATION

          None.

ITEM 6. -EXHIBITS AND REPORTS ON FORM 8-K

          None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALLSTATE FINANCIAL CORPORATION



Date   May 11, 1995                Lawrence M. Winkler
                                   ------------------------------
                                   Lawrence M. Winkler
                                   Secretary/Treasurer
                                   Chief Financial Officer