Form 10QSB
period 1995-06-30
ALLSTATE FINANCIAL CORP /VA/
filed 1995-08-11
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                              FORM 10 - QSB

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JUNE 30, 1995             COMMISSION FILE NUMBER 0-17832

                         Allstate Financial Corporation
             (exact name of registrant as specified in its charter)


         Virginia                                       54-1208450
(State of Incorporation)                 (I.R.S. Employer Identification Number)


2700 South Quincy Street, Suite 540, Arlington, VA                22206
(address of principal executive offices)                        (zip code)



Registrant's Telephone Number, Including Area Code:  (703) 931-2274



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.           Yes [ X ]  No [  ]

3,102,328 Common Shares were outstanding as of June 30, 1995.

                         ALLSTATE FINANCIAL CORPORATION
                                   FORM 10-QSB
                                     INDEX

Part I.  Financial Information                                       Page Number

  Item 1 -  Financial Statements

            Consolidated Balance Sheets at June 30, 1995
            (Unaudited) and December 31, 1994                             1-2

            Consolidated Statements of Income - Three and
            Six Months Ended June 30, 1995 and 1994 (Unaudited)             3

            Consolidated Statements of Shareholders' Equity Three
            Months Ended June 30, 1995 (Unaudited) and Year Ended
            December 31, 1994                                               4

            Consolidated Statements of Cash Flows Six Months Ended
            June 30, 1995 and 1994 (Unaudited)                            5-6

            Notes to Consolidated Financial Statements                      7

  Item 2 -  Management's Discussion and Analysis of Results of
            Operations and Financial Conditions                          8-15

Part II.

  Item 1 -Legal Proceedings                                             16-17

  Item 4 -Submission of Matters To a Vote of Security Holders              17

  Item 5 -Other Information                                                17

  Item 6 -Exhibits and Reports on Form 8-K                                 17

Signatures                                                                 18

                      PART I - FINANCIAL INFORMATION

               ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                June 30,         December 31,
                                                  1995               1994
                                               ----------        ------------
                                               (Unaudited)
                                 ASSETS
CURRENT ASSETS:
  Cash                                         $ 1,209,183        $ 1,763,930
  Receivables:
    Finance, net                                22,571,917         27,502,806
    Purchased life insurance contracts           4,603,373          4,533,952
    Other                                        3,143,701          3,388,638
  Prepaid expenses                                 265,750            198,091
  Prepaid income taxes                             650,381            628,123
  Deferred income taxes                            909,000            909,000
                                               -----------        -----------
    TOTAL CURRENT ASSETS                        33,353,305         38,924,540

PROPERTY AND EQUIPMENT, Net                        548,159            479,034

OTHER ASSETS                                     2,381,053          2,447,083
                                               -----------        -----------
                                               $36,282,517        $41,850,657
                                               ===========        ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses        $   322,791        $  303,838
  Settlement Payable                             1,400,000              -
  Notes payable                                  4,239,915         11,591,718
  Note payable-related party                       103,000            103,000
  Credit balances of factoring clients           1,408,187          1,665,038
                                               -----------        -----------
    TOTAL CURRENT LIABILITIES                    7,473,893         13,663,594

NONCURRENT PORTION OF NOTES PAYABLE:
  Related parties                                   58,788             58,788
  Other                                              7,110              7,110
                                               -----------        -----------
    TOTAL LIABILITIES                            7,539,791         13,729,492

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000
    shares with no par value; no shares
    issued or outstanding                             -                  -
  Common stock, authorized 10,000,000 shares
    with no par value; issued and outstanding
    3,102,328 shares at June 30, 1995 and
    December 31, 1994                               40,000             40,000
    Additional paid-in-capital                  18,852,312         18,852,312
    Retained Earnings                            9,850,414          9,228,853
                                               -----------        -----------
      TOTAL SHAREHOLDERS' EQUITY                28,742,726         28,121,165
                                               -----------        -----------
                                               $36,282,517        $41,850,657
                                               ===========        ===========

                See Notes to Consolidated Financial Statements



                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                         Three Months Ended June 30,       Six Months Ended June 30,
                                         ---------------------------     --------------------------
                                             1995           1994             1995          1994
                                         -----------      ----------     ----------      ----------
Income:
  Earned discounts                        $2,420,653      $2,278,236     $5,298,299      $4,250,358
  Fees and other income                      649,726         409,675      1,056,151         733,758
                                          ----------      ----------     ----------      ----------
                                           3,070,379       2,687,911      6,354,450       4,984,116

Expenses:
  Compensation and fringe benefits           753,069         713,986      1,560,549       1,392,115
  General and administrative expenses        730,759         586,381      1,338,997       1,067,650
  Interest Expense                           166,020          91,360        424,526         164,992
  Provision for Credit Losses                610,500         508,771      1,911,600         872,126
  Commission                                  72,846          23,585        134,717          48,826
                                          ----------       ----------    ----------      ----------
    Total Expenses                         2,333,194        1,924,083     5,370,389       3,545,709
                                          ----------       ----------    ----------      ----------
Income Before Income Taxes                   737,185          763,828       984,061       1,438,407

Income Taxes                                 271,500          280,000       362,500          530,000
                                          ----------       ----------    ----------       ----------
Net Income                                $  465,685       $  483,828    $  621,561       $  908,407
                                          ==========       ==========    ==========       ==========

Net Income Per Share                      $      .15       $      .16    $      .20       $      .29
                                          ==========       ==========    ==========       ==========

Number of Shares Outstanding               3,102,328        3,102,328     3,102,328         3,102,328
                                          ==========        =========     =========        ==========

                See Notes to Consolidated Financial Statements



       ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 YEAR ENDED DECEMBER 31, 1994
        AND SIX MONTHS ENDED JUNE 30, 1995 (Unaudited)

                                Common             Paid in         Retained
                                Stock              Capital         Earnings
                               -------          -----------       ----------
BALANCE - January 1, 1994      $40,000          $18,852,312       $9,081,313

  Net Income                      -                    -             147,540
                               -------          -----------       ----------
BALANCE - December 31, 1994     40,000           18,852,312        9,228,853

 Net Income                       -                    -             621,561

                               -------          -----------       ----------
BALANCE - June 30, 1995        $40,000          $18,852,312       $9,850,414
                               =======          ===========       ==========

                See Notes to Consolidated Financial Statements




                   ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                         Six Months Ended June 30,
                                                      ------------------------------
                                                          1995              1994
                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $    621,561      $    908,407
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation - net                                      69,114            73,296
    Provision for credit losses                          1,911,600           872,126
    Changes in operating assets and liabilities:
      Decrease in other receivables                        244,937             7,658
      (Increase) in prepaid expenses                       (67,659)         (106,683)
      (Increase)/Decrease in other assets                   66,030          (162,775)
      Increase/(Decrease) in accounts payable
        and accrued expenses                                18,953           (24,588)
      Increase in Settlement payable                     1,400,000              -
      (Increase)/Decrease in prepaid income taxes          (22,258)          252,569
                                                      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                4,242,278         1,820,010

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of finance receivables, including
     repurchases and life insurance contracts          (81,075,404)      (80,707,206)
  Collections of finance receivables, including
     repurchases and life insurance contracts           84,025,272        74,680,042
  Increase/(Decrease) in credit balances of
     factoring clients                                    (256,851)          558,810
  Purchase of property and equipment                      (138,239)         (142,558)
                                                      ------------      ------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES         2,554,778        (5,610,912)
                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and borrowings           30,265,380        28,548,249
  Principal payments on line of credit
     and borrowings                                    (37,617,183)      (26,673,145)
                                                      ------------      ------------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES        (7,351,803)        1,875,104

(DECREASE) IN CASH                                        (554,747)       (1,915,798)

CASH, Beginning of period                                1,763,930         2,785,219
                                                      ------------      ------------
CASH, End of period                                   $  1,209,183      $    869,421
                                                      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                       $    424,526      $    156,385
                                                      ============      ============

  Taxes paid                                          $       -         $    277,431
                                                      ============      ============

                See Notes to Consolidated Financial Statements

               ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. General. The consolidated financial statements of Allstate Financial Corporation (the "Company") included herein are unaudited for all periods ended June 30, 1995 and 1994; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report for the year ended December 31, 1994.

2. Net income per share. Net income per share of common stock has been computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. At December 31, 1994 there were 94,437 stock options outstanding, at exercise prices ranging from $5.75 to $14.00 per share. During the year ended December 31, 1994, 1,134 options and 3,000 warrants were forfeited. There were no warrants or options exercised for the six months ended June 30, 1995.

3. Line of credit. As of June 30, 1995 the Company had approximately $22.2 million available under a $25.0 million secured revolving line of credit. Borrowings under the credit facility bear interest at the bank's base rate plus
 .75%. The current maturity date of this credit facility is May 13, 1997. The Company is subject to covenants which are typical in revolving credit facilities of this type.

As of June 30, 1995 Lifetime Options, Inc., a Viatical Settlement Company, a wholly owned subsidiary of the Company, had approximately $600 thousand available under a $2.0 million line of credit and an additional $1.5 million available under a $4.0 million availability from the Company. Lifetime Options' revolving line of credit: (i) is payable on demand and, if no demand is made, on December 31, 1995; (ii) bears interest at the prime rate of interest plus 1%; and (iii) is collateralized by specific purchased life insurance contracts.

4. Settlement Payable. In April 1995 the Company reached a tentative settlement with the Trustee in the bankruptcy of Premium Sales Corporation. The terms of the settlement call for the Company to pay $1.4 million in cash. On July 21, 1995, the Company placed the full amount of the settlement in escrow in accordance with the terms of the settlement. The settlement is intended to be a full release of any and all claims between the Company and the Trustee and remains subject to court approval.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's principal business is the discounted purchase of accounts receivable, usually on a full recourse, full notification basis. In addition, the Company also makes advances collateralized by inventory, equipment, and real estate (collectively, "Collateralized Advances"). The Company has elected to more aggressively pursue the making of Collateralized Advances, as it perceives the need by its targeted customers for such funding and such funding is not readily available from many of the Company's competitors. As of June 30, 1995, Collateralized Advances constituted approximately 34% of the Company's portfolio of finance receivables. The Company also provides its clients with letters of guaranty, arranges for the issuance of letters of credit for its clients and provides other related financial services.

     The Company's clients are small- to medium-sized businesses with annual revenues typically ranging between $600 thousand and $50 million. The Company's clients do not typically qualify for traditional bank or asset-based financing because they are either too new, too small, undercapitalized (or over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank or traditional, asset-based lender. Accordingly, there is a significant risk of default and client failure inherent in the Company's business. The Company addresses these risks in various ways, including: (i) the Company thoroughly evaluates the collateral to be made available by each client; (ii) the Company collects its clients' accounts receivable directly from its clients' account debtors, which are frequently (though not always) large, creditworthy companies or governmental entities; (iii) the Company purchases, or takes a first priority security interest in, all accounts receivable of each client;
(iv) the Company takes, whenever available, blanket liens on all of its clients' assets and, when making Collateralized Advances, the Company employs what management believes to be conservative loan-to-value ratios based on auction or liquidation value appraisals performed by independent appraisers; (v) the Company requires personal guaranties (either unlimited guaranties or validity guaranties) from its clients' principals; (vi) the Company actively monitors its portfolio of purchased accounts receivable, including the creditworthiness of account debtors and periodically evaluates the value of other collateral and
(vii) the Company maintains loss reserves which management believes are adequate and appropriate for its business. Notwithstanding the foregoing, clients (and account debtors) may fail and the collateral available to the Company (together with personal guaranties) may prove insufficient to enable the Company to recover all amounts due in full.

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

  Competition

     Continuing competition within the marketplace from banks and asset-based lenders (previously not in competition with the Company) and newly created finance companies have infringed on the Company's potential client base and have negatively affected earned discounts. Additionally, the Company continues to attract larger clients which often increases the amount of time needed to negotiate and fund new business. Also, Collateralized Advances require more in-depth and diverse due diligence which can further delay the funding of new business. Nonetheless, the Company believes that its ability to respond quickly and to provide specialized, flexible financing structures to its clients enables it to compete effectively. In order to remain competitive, however, the Company has, where necessary and appropriate, offered lower rates than it has historically. The Company believes that increased competition will continue for the foreseeable future and will continue to exert downward pressure on pricing, especially in the Company's core factoring business. To counter the downward pressure on pricing, the Company intends to try to diversify its sources of income, primarily by continuing its emphasis on funding relationships which include (in addition to the factoring of accounts receivable) the making of Collateralized Advances.

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

Results of Operations

     The following table sets forth certain items of income and expense for the periods indicated and the percentage relationship of each item to total income.



                                                    For the Three Months Ended June 30,
                                                -------------------------------------------
                                                      1995                    1994
                                                -------------------     ------------------
                                                                (Unaudited)
INCOME
  Earned discounts                              $2,420,653    78.8%      $2,278,236    84.8%
  Fees and other income                            649,728    21.2          409,675    15.2
                                                 ----------   -----      ----------   -----
     TOTAL INCOME                                3,070,381   100.0        2,687,911   100.0

EXPENSE
  Compensation and fringe benefits                 753,069    24.5          713,986    26.6
  General and administrative expense               730,759    23.8          586,381    21.8
  Interest expense                                 166,020     5.4           91,360     3.4
  Provision for credit losses                      610,500    19.9          508,771    18.9
  Commissions                                       72,846     2.4           23,585      .9
                                                ----------   -----       ----------   -----
    TOTAL EXPENSES                               2,333,194    76.0        1,924,083    71.6
                                                ----------   -----       ----------   -----

INCOME BEFORE INCOME TAXES                         737,187    24.0          763,878    28.4

INCOME TAXES                                       271,500     8.8          280,000    10.4
                                               -----------   -----      -----------   -----
NET INCOME                                     $   465,687    15.1%     $   483,828    18.0%
                                               ===========   =====      ===========   =====

NET INCOME PER SHARE                           $       .15              $       .16
                                               ===========              ===========

SHARES OUTSTANDING                               3,102,328                3,102,328
                                               ===========              ===========

                                                     For the Six Months Ended June 30,
                                               --------------------------------------------
                                                        1995                    1994
                                               -------------------      -------------------
                                                               (Unaudited)
INCOME
  Earned discounts                              $5,298,299    83.4%      $4,250,358    85.3%
  Fees and other income                          1,056,151    16.6          733,758    14.7
                                                ----------   -----       ----------   -----
    TOTAL INCOME                                 6,354,450   100.0        4,984,116   100.0
                                                ----------   -----       ----------   ------

EXPENSE
  Compensation and fringe benefits               1,560,549    24.6        1,392,115    27.9
  General and administrative expense             1,338,997    21.1        1,067,650    21.4
  Interest expense                                 424,526     6.7          164,992     3.3
  Provision for credit losses                    1,911,600    30.0          872,126    17.5
  Commissions                                      134,717     2.1           48,826     1.0
    TOTAL EXPENSES                               5,370,389    84.5        3,545,709    71.1
                                                ----------   -----      -----------   -----
INCOME BEFORE INCOME TAXES                         984,063    15.5        1,438,407    28.9

INCOME TAXES                                       362,500     5.7          530,000    10.6
                                                ----------   -----      -----------   -----
NET INCOME                                      $  621,561     9.8%     $   908,407    18.3%
                                                ==========   =====      ===========   =====
NET INCOME PER SHARE                            $      .20              $      .29
                                                ==========              ==========
SHARES OUTSTANDING                               3,102,328               3,102,328
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

     The following table breaks down total income by type of transaction for the periods indicated and the percentage relationship of each type of transaction to total income.



                                                    For the Three Months Ended June 30,
                                                 ----------------------------------------
                                                       1995                   1994
                                                 ---------------        -----------------
                                                              (Unaudited)
                                                   Earned    % of Total     Earned     % of Total
     Type of Transaction                          Discounts   Income       Discounts     Income
- ----------------------------------               ----------  ---------    ----------   ----------
Purchase of Accounts
  Receivable                                     $1,128,465    36.8       $1,742,338     64.8
Purchase of Life
  Insurance Policies                                283,441     9.2          149,967      5.6
Collateralized Advances                             808,281    26.3          226,664      8.4
Other                                               200,466     6.5          159,267      6.0
                                                 ----------   -----       ----------    -----
  Total Earned Discount                           2,420,653    78.8        2,278,236     84.8

Fees and Other Income                               649,726    21.2          409,675     15.2
                                                 ----------   -----       ----------    -----
  Total Income                                   $3,070,379   100.0       $2,687,911    100.0
                                                 ==========   =====       ==========    =====

                                                      For the Six Months Ended June 30,
                                                  ---------------------------------------
                                                       1995                   1994
                                                  -------------            --------------
                                                                (Unaudited)
                                                  Earned    % of Total     Earned     % of Total
     Type of Transaction                         Discounts    Income      Discounts     Income
- ----------------------------------               ---------  ----------    ---------   ----------
Purchase of Accounts
  Receivable                                     $2,747,871    43.2       $3,247,072     65.1
Purchase of Life
  Insurance Policies                                510,827     8.1          259,093      5.2
Collateralized Advances                           1,594,215    25.1          447,365      9.0
Other                                               445,386     7.0          296,828      6.0
                                                 ----------   -----       ----------    -----
    Total Earned Discount                          5,298,299    83.4       4,250,358     85.3

Fees and Other Income                             1,056,151    16.6          733,758     14.7
                                                 ----------   -----       ----------    -----
   Total Income                                  $6,354,450   100.0       $4,984,116    100.0
                                                 ==========   =====       ==========    =====

     In the first half of 1995 total income increased 27.5% over the same period in 1994, from $5.0 million to $6.4 million; total income increased 14.2% for the second quarter of 1995 over the same period in 1994, from $2.7 million to $3.1 million. Earned discounts from the purchase of accounts receivable and life insurance policies decreased approximately 7.1% in the first half of 1995 versus the first half of 1994, from approximately $3.5 million to approximately $3.3 million. Earned discounts in the first halves of 1995 and 1994 from the purchase of accounts receivable and life insurance policies constituted approximately 51.3% and 70.3%, respectively, of total income. In the second quarter of 1995, earned discounts from the purchase of accounts receivable and life insurance policies decreased approximately 25.4% versus the comparable period in 1994, from approximately $1.9 million to approximately $1.4 million. Earned discounts in the second quarter of 1995 and 1994 from the purchase of accounts receivable and life insurance policies constituted approximately 46.0% and 70.4%, respectively, of total income. These percentages reflect management's decision to pursue the making of Collateralized Advances, in addition to the Company's core factoring business.

     Earned discounts from Collateralized Advances increased approximately 256.4% in the first half of 1995 over the comparable period in 1994, from approximately $447 thousand to $1.6 million and increased approximately 256.6% in the second quarter of 1995 over the same quarter in 1994, from approximately $227 thousand to $808 thousand. In the first halves of 1995 and 1994, earned discounts from Collateralized Advances constituted approximately 25.1% and 9.0%, respectively, of total income. In the second quarters of 1995 and 1994, earned discounts from Collateralized Advances constituted 26.3% and 8.4%, respectively, of total income. These changes again reflect management's decision to pursue the making of Collateralized Advances, in addition to the Company's core factoring business. Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month calculated on the amount of the Collateralized Advance. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears.

     Fees and other income increased approximately 43.9% in the first half of 1995 over the first half of 1994, from approximately $733 thousand to $1.1 million. In the second quarter of 1995, fees and other income increased approximately 58.6% over the second quarter of 1994, from approximately $410 thousand to $650 thousand. The increases for the first half and second quarter of 1995 over the comparable periods in 1994 are largely attributable to growth in closing fees and supplemental discounts.

     As of June 30, 1995 and 1994, purchased accounts receivable included on the Company's balance sheet were $13.9 million (50.4%) and $28.0 million (80.0%), respectively, of gross finance receivables. As of June 30, 1995 and 1994, Collateralized Advances included on the Company's balance sheet were $9.3 million (33.7%) and $2.2 million (6.2%), respectively, of gross finance receivables. The relative increase from the end of the first half of 1994 to the end of the first half of 1995 in the percentage of gross finance receivables comprised of Collateralized Advance reflects management's decision to pursue the making of Collateralized Advances, in addition to the Company's core factoring business.

     Compensation and Fringe Benefits. In the first halves of 1995 and 1994, compensation and fringe benefits were $1.6 million (24.6% of total income) and $1.4 million (27.9% of total income), respectively. For the second quarters of 1995 and 1994, compensation and fringe benefits were $753 thousand (24.5% of total income) and $714 thousand (26.6% of total income), respectively. The absolute dollar increase is chiefly the result of an increase in sales personnel. Executive compensation decreased slightly in the first half of 1995 as compared to the same period in 1994, from $495 thousand (9.9% of total income) to $474 thousand (7.5% of total income). Similarly, executive compensation decreased slightly in the second quarter of 1995 as compared to the same period in 1994, from $255 thousand (9.5% of total income) to $237 thousand (7.7% of total income).

     General and Administrative Expense. General and administrative expense was $1.3 million (21.0% of total income) as compared to $1.1 million (21.4% of total income) for the first halves of 1995 and 1994, respectively. For the second quarters of 1995 and 1994, general and administrative expense was $731 thousand (23.8% of total income) and $586 thousand (21.8% of total income), respectively. The increase for the first halves and second quarters of 1995 was primarily attributable to a rise in professional fees, licenses and taxes and duplicating expense. Professional fees increased to $419 thousand (6.7% of total income) in the first half of 1995 versus $265 thousand (5.3% of total income) in the first half of 1994 and increased to $245 thousand (8.0% of total income) in the second quarter of 1995 versus $130 thousand (4.8% of total income) in the first quarter of 1994. The increase in professional fees was attributable, in part, to on-going litigation and, in part, to the final resolution of legal proceedings instituted in prior years. Increased license and tax expenses were incurred in connection with maintaining certain of the Company's assets acquired in settlement of finance and other receivables. Other charges contributing to the increase in general and administrative expense were insurance, postage, telephone, stockholder related expenses and travel and entertainment which were offset by decreases in loan amortization, office supplies and credit and filing costs.

     Interest Expense. Interest expense was $425 thousand (6.7% of total income) versus $165 thousand (3.3% of total income) for the first halves of 1995 and 1994, respectively, and $166 thousand (5.4% of total income) versus $168 thousand (6.3% of total income) for the second quarters of 1995 and 1994, respectively. The rise in interest expense is attributable to an increase in the average daily balance outstanding on the Company's revolving lines of credit and the rise in the prime rate of interest from 1994 to 1995. The average daily outstanding balance on the Company's revolving lines of credit was $8.6 million and $3.0 million for the first halves of 1995 and 1994, respectively, and $7.3 million and $3.0 million for the three months ended June 30, 1995 and 1994, respectively. The average interest rate paid on the Company's revolving lines of credit rose to 9.38% during the first half of 1995 as compared to 7.54% during the first half of 1994 and to 9.38% during the second quarter of 1995 as compared to 7.89% during the second quarter of 1994.

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

     The provision for credit losses was $1.9 million (30.0% of total income) for the first half of 1995 versus $872 thousand (17.5% of total income) for the first half of 1994 and $611 thousand (19.9% of total income) for the second quarter of 1995 versus $509 thousand (18.9% of total income) for the second quarter of 1994. The increase in the Company's provision for credit losses in the first six months of 1995 as compared to the first six months of 1994 was principally attributable to the settlement reached by the Company early in the second quarter of 1995 with the Trustee in the bankruptcy of Premium Sales Corporation. The settlement remains subject to Bankruptcy Court approval.

     The allowance for credit losses was 10.5% ($2.9 million) and 7.5% ($2.5 million) of gross finance receivables at June 30, 1995 and December 31, 1994, respectively. The allowance at June 30, 1995 is net of the $1.4 million settlement payable in connection with the Premium Sales Corporation matter.

     At June 30, 1995 the accrual of earnings was suspended on $3,574,424 of gross finance receivables as compared to $3,608,164 of gross finance receivables at December 31, 1994.

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

     Commissions. Commission expense rose to $135 thousand (2.1% of total income) in the first half of 1995 from $49 thousand (1.0% of total income) in the first half of 1994 and to $73 thousand (2.4% of total income) in the second quarter of 1995 from $24 thousand (.9% of total income) in the second quarter of 1994. The increase was the result of a larger portion of gross receivables purchased in 1995 being generated by commissioned brokers and other professionals to whom the Company paid referral fees.

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

Changes in Financial Condition

     The Company's total assets decreased 13.3% to $36.3 million at June 30, 1995 from $41.9 million at December 31, 1994. The decrease for the quarter is primarily the result of the decrease in net finance receivables and reduction in notes payable.

     Liquidity and Capital Resources. The Company's principal funding sources are the collection of purchased receivables, retained cash flow and external borrowings.

     As of June 30, 1995 the Company had approximately $22.2 million available under a $25.0 million secured revolving line of credit. Borrowings under the credit facility bear interest at the bank's base rate plus 0.75%. The current maturity date of this credit facility is May 13, 1997. The Company is subject to covenants which are typical in revolving credit facilities of this type.

     As of June 30, 1995 Lifetime Options had approximately $1.1 million available under a $2.0 million line of credit and an additional $1.5 million available under a $4 million availability from the Company. Lifetime Options' revolving line of credit: (i) is payable on demand and, if no demand is made, on December 31, 1995; (ii) bears interest at the prime rate of interest plus 1% and (iii) is collateralized by specific purchased life insurance contracts.

     At June 30, 1995 the Company had working capital of $25.9 million and a ratio of current assets to current liabilities of 4.46 to 1 as compared to December 31, 1994 working capital of $25.3 million and a ratio of current assets to current liabilities of 2.85 to 1.

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

PART II -    OTHER INFORMATION

ITEM 1. -    LEGAL PROCEEDINGS

        The Company is a defendant in White, Trustee v. Allstate Financial Corporation pending in the U.S. Bankruptcy Court for the Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"). Lyons was the subject of a leveraged buy-out and has since filed a bankruptcy petition. The Company had agreed to a settlement with the Lyons trustee, subject to approval by the bankruptcy court, which would have released the Company from all claims upon the payment of $300,000. In connection with the settlement, the Company added $300,000 to the provision for credit losses in 1994 and then charged off the full settlement amount. A creditor in the bankruptcy proceeding, Sherwin-Williams Company, objected to the proposed settlement and, in March 1995, the objection was sustained by the bankruptcy court. The Company has appealed the order sustaining the objection. The appeal is currently pending. Management does not believe the Company has a material exposure in excess of the previously agreed upon settlement amount.

        In connection with the same transaction, the Company has also been named as a defendant in Sherwin-Williams Company v. Robert Castello et. al. pending in the United States District Court for the Northern District of Ohio. Sherwin-Williams is suing all parties with any involvement in the transaction to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and the bankruptcy litigation arising therefrom. Sherwin-Williams asserts that it has or will incur pension fund liabilities and other liabilities as a result of the transaction in the approximate amount of $11 million and has asserted claims against the Company in that amount. Management does not believe the litigation will have a material effect on the financial position or results of operations of the Company because, in management's opinion, the claims are without merit. The Company has filed a motion to dismiss the claims and a motion to stay discovery pending a ruling on the motion to dismiss. The motion to stay discovery has been granted and the motion to dismiss is currently pending. A hearing date on the motion to dismiss has not yet been set.

        As previously disclosed in the Company's Form 10-QSB for the quarter ended March 31, 1995, the Company has reached a settlement with the Trustee in the bankruptcy of Premium Sales Corporation, a former client of one of the Company's wholly-owned subsidiaries. On July 21, 1995, the Company placed the full cash settlement amount of $1.4 million in escrow in accordance with the terms of the settlement. The settlement is intended to be a full release of any and all claims between the Company and the Trustee. The settlement remains subject to court approval. The impact of this settlement has been reflected in the Company's financial statements.

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


ITEM 4. -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None

ITEM 5. -    OTHER INFORMATION

                 None.

ITEM 6. -    EXHIBITS AND REPORTS ON FORM 8-K

                 None.

                                               SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ALLSTATE FINANCIAL CORPORATION



Date:  Aug 10, 1995                                     Lawrence M. Winkler
       ------------                                     --------------------
                                                        Lawrence M. Winkler
                                                        Secretary/Treasurer
                                                        Chief Financial Officer