Form 10QSB
period 1995-09-30
ALLSTATE FINANCIAL CORP /VA/
filed 1995-11-14
CIK 852220

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                   FORM 10 - QSB



                           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                                   SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 30, 1995             COMMISSION FILE NUMBER 0-17832
                                  Allstate Financial Corporation
--------------------------------------------------------------------------------
                         (exact name of registrant as specified in its charter)




           Virginia                                    54-1208450
------------------------------         --------------------------------------
  (State of Incorporation)             (I.R.S. Employer Identification Number)


       2700 South Quincy Street, Suite 540, Arlington, VA   22206
--------------------------------------------------------------------------------
        (address of principal executive offices)           (zip code)



Registrant's Telephone Number, Including Area Code:  (703) 931-2274



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.          Yes [ X ]  No [  ]

2,655,128 Common Shares were outstanding as of September 30, 1995.

                          ALLSTATE FINANCIAL CORPORATION
                                    FORM 10-QSB
                                      INDEX


                                                                          Page
                                                                         Number
Part I.  Financial Information

  Item 1 - Financial Statements

           Consolidated Balance Sheets at September 30, 1995
           (Unaudited) and December 31, 1994                               1-2

            Consolidated Statements of Income Three and Nine Months
            Ended September 30, 1995 and 1994 (Unaudited)                    3

            Consolidated Statements of Shareholders' Equity Nine
            Months Ended September 30, 1995 (Unaudited) and Year
            Ended December 31, 1994                                          4

            Consolidated Statements of Cash Flows Nine Months Ended
            September 30, 1995 and 1994 (Unaudited)                        5-6

            Notes to Consolidated Financial Statements                     7-8


Item 2 -    Management's Discussion and Analysis of Results of
            Operations and Financial Conditions                           9-17

Part II.
  Item 1 -  Legal Proceedings                                            18-19
  Item 4 -  Submission of Matters To a Vote of Security Holders             19
  Item 5 -  Other Information                                               19
  Item 6 -  Exhibits and Reports on Form 8-K                                19

Signatures                                                                  20

                                  PART I - FINANCIAL INFORMATION

<PAGE 1>



                             ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                             -----------------------------------------------
                                        CONSOLIDATED BALANCE SHEETS
                                        ---------------------------
                                                   September 30,    December 31,
                                                       1995             1994
                                                   -------------   ------------
                                                   (Unaudited)
                                        ASSETS
                                        ------
CURRENT ASSETS:
  Cash                                              $ 1,797,020    $ 1,763,930
  Receivables:
    Finance, net                                     22,603,649     27,502,806
    Purchased life insurance contracts                4,506,532      4,533,952
    Other                                             3,201,672      3,388,638
  Prepaid expenses                                      272,911        198,091
  Prepaid income taxes                                  445,881        628,123
  Deferred income taxes                                 909,000        909,000
                                                    -----------    -----------
    TOTAL CURRENT ASSETS                             33,736,665     38,924,540
PROPERTY AND EQUIPMENT, Net                             513,619        479,034
OTHER ASSETS                                          2,488,065      2,447,083
                                                    -----------    -----------
                                                    $36,738,349    $41,850,657
                                                    ===========    ===========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                    ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $   389,817    $   303,838
  Notes payable                                       5,449,019     11,591,718
  Note payable-related party                            103,000        103,000
  Credit balances of factoring clients                1,596,886      1,665,038
                                                    -----------    -----------
    TOTAL CURRENT LIABILITIES                         7,538,722     13,663,594

                             See Notes to Consolidated Financial Statements


<PAGE 2>

                                ALLSTATE FINANCIAL CORPORATON AND SUBSIDIARIES
                                ----------------------------------------------
                                         CONSOLIDATED BALANCE SHEETS
                                         ---------------------------
                                                   (CONTINUED)



NONCURRENT PORTION OF NOTES PAYABLE:
  Convertible Subordinated Notes                      2,838,000           -
  Related parties                                        58,788         58,788
  Other                                                   7,110          7,110
                                                    -----------    -----------
    TOTAL LIABILITIES                                10,442,620     13,729,492
                                                    -----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000
    shares with no par value; no shares
    issued or outstanding                                  -              -

  Common stock, authorized 10,000,000 shares
    with no par value; 3,102,328 issued;
    2,655,128 outstanding at September 30, 1995;
    3,102,328 outstanding at December 31, 1994           40,000         40,000
  Additional paid-in-capital                         18,852,312     18,852,312
  Treasury Stock, 447,200 shares                     (2,839,726)          -
  Retained Earnings                                  10,243,143      9,228,853
                                                    -----------    -----------
 TOTAL SHAREHOLDERS' EQUITY                          26,295,729     28,121,165
                                                    -----------    -----------
                                                    $36,738,349    $41,850,657
                                                    ===========    ===========

                          See Notes to Consolidated Financial Statements


<PAGE 3>

                              ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                              -----------------------------------------------
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    ---------------------------------
                                                                               (Unaudited)

                                                 Three Months Ended                 Nine Months Ended
                                                      September 30,                    September 30,
                                             ---------------------------       -------------------------
                                                1995             1994             1995           1994
                                             ----------       ----------       ----------    -----------
Income:
  Earned discounts                           $2,578,345       $2,412,890       $7,876,644     $6,663,248
  Fees and other income                         600,245          689,119        1,656,397      1,422,877
                                             ----------       ----------       ----------     ----------
                                              3,178,590        3,102,009        9,533,041      8,086,125
                                             ----------      ----------       ----------     ----------

Expenses:
  Compensation and fringe benefits              785,161          754,546        2,345,710      2,146,661
  General and administrative expenses           642,766          650,442        1,981,763      1,718,092
  Interest Expense                              205,307          141,546          629,833        306,538
  Provision for Credit Losses                   859,000          613,515        2,770,600      1,485,641
  Commission                                     64,298           31,403          199,645         80,229
                                             ----------       ----------       ----------     ----------
    Total Expenses                            2,557,162        2,191,452        7,927,551      5,737,161
                                             ----------       ----------       ----------     ----------

Income Before Income Taxes                      621,428          910,557        1,605,490      2,348,964

Income Taxes                                    228,700          335,400          591,200        865,400
                                             ----------       ----------       ----------     ---------
Net Income                                   $  392,728       $  575,157       $1,014,290     $1,483,564
                                             ==========       ==========       ==========     ==========

Net Income Per Share                         $      .13       $      .19       $      .33     $      .48
                                             ==========       ==========       ==========     ==========
Average Number of Shares Outstanding          3,009,971        3,102,328        3,071,204      3,102,328
                                              =========        =========       ==========     ==========

                            See Notes to Consolidated Financial Statements


<PAGE 4>

                             ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              NINE MONTHS ENDED SEPTEMBER 30, 1995 (Unaudited)
                                    AND YEAR ENDED DECEMBER 31, 1994



                                               Common       Paid In         Treasury        Retained
                                                Stock       Capital           Stock         Earnings
                                               -------    -----------     ------------      ---------
BALANCE - January 1, 1994                      $40,000    $18,852,312     $       -        $9,081,313

  Net Income                                      -              -                -           147,540
                                               -------    -----------     --------------   ----------
BALANCE - December 31, 1994                     40,000     18,852,312             -         9,228,853

  Purchase of 447,200 shares of
    Allstate Financial Corporation Stock          -              -          (2,839,726)          -
                                               -------    -----------      -----------     -----------
  Net Income                                      -              -                -                    1,014,290
                                               -------    -----------      ------------    -----------
BALANCE - September 30, 1995                   $40,000    $18,852,312      $(2,839,726)    $10,243,143
                                               =======    ===========      ===========     ===========

                          See Notes to Consolidated Financial Statements


<PAGE  5>

                              ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                --------------------------------
                                                                    1995               1994
                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    $  1,014,290       $  1,483,564
  Adjustments to reconcile net income to cash provided
    by operating activities:
    Depreciation - net                                               106,104            109,944
    Provision for credit losses                                    2,770,600          1,485,641
    Changes in operating assets and liabilities:
      Decrease/(Increase) in other receivables                       186,966             (2,132)
      (Increase) in prepaid expenses                                 (74,820)          ( 73,190)
      (Increase)/Decrease in other assets                            (40,982)           103,895
      Increase in accounts payable and accrued expenses               85,979             58,358
      Decrease in prepaid income taxes                               182,242            197,627
                                                                 -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          4,230,379          3,363,707
                                                                 -----------        -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of finance receivables, including repurchases and
    life insurance contracts                                     (121,242,831)      (127,261,690)
  Collections of finance receivables, including repurchases
    and life insurance contracts                                  123,398,808        119,926,578
  Decrease in credit balances of factoring clients                    (68,152)          (449,520)
  Purchase of property and equipment                                 (140,689)          (146,892)
                                                                 ------------       ------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                    1,947,136         (7,931,524)
                                                                 -------------       ------------

                                 See Notes to Consolidate Financial Statements

<PAGE 6>
                              ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                 (continued)

                                                                   Nine Months Ended September 30,
                                                                  -------------------------------
                                                                      1995              1994
                                                                  ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and borrowings                       51,228,768         46,618,138
  Principal payments on line of credit and borrowings              (57,371,467)       (44,026,428)
  Partial Cost of Treasury Stock Acquisition                            (1,726)              -
                                                                  ------------      -------------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                    (6,144,425)         2,591,710
                                                                  ------------      -------------
INCREASE/(DECREASE) IN CASH                                             33,090         (1,976,107)
CASH, Beginning of period                                            1,763,930          2,785,219
                                                                  ------------      -------------
CASH, End of period                                               $  1,797,020      $     809,112
                                                                  ============      =============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                   $   615,643       $     298,925
                                                                  ===========       =============
  Taxes paid                                                      $   408,958       $     666,544
                                                                  ===========       =============
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Issuance of Convertible Subordinated Notes
    In Exchange for Common Stock                                  $ 2,838,000                -
                                                                  ===========        ============

  Transfer of Finance and Other Receivables to
    Other Assets                                                  $   125,000                -
                                                                  ===========        ============

                                See Notes to Consolidate Financial Statements


<PAGE 7>
                             ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. General. The consolidated financial statements of Allstate Financial Corporation (the "Company") included herein are unaudited for all periods ended September 30, 1995 and 1994; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report for the year ended December 31, 1994.

2. Net income per share. Net income per share of common stock has been computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. At December 31, 1994 there were 94,437 stock options outstanding, at exercise prices ranging from $5.75 to $14.00 per share. During the year ended December 31, 1994, 1,134 options and 3,000 warrants were forfeited. There were no warrants or options exercised for the three and nine months ended September 30, 1995.

3. Line of credit. As of September 30, 1995 the Company had approximately $20.6 million available under a $25.0 million secured revolving line of credit. Borrowings under the credit facility bear interest at the bank's base rate plus .75%. The current maturity date of this credit facility is May 13, 1997. The Company is subject to covenants which are typical in revolving credit facilities of this type.

As of September 30, 1995 Lifetime Options, Inc., a Viatical Settlement
Company, a wholly owned subsidiary of the Company, had approximately
$1.0 million available under a $2.0 million line of credit and an additional $1.2 million available under a $4.0 million availability from the Company. Lifetime Options' revolving line of credit: (i) is payable on demand and, if no demand is made, on December 31, 1995; (ii) bears interest at the prime rate of interest plus 1%; and (iii) is collateralized by specific purchased life insurance contracts.

<PAGE 8>

4.  Convertible Subordinated Notes Payable.  On September 11, 1995 the
Company issued $2,838,000 in aggregate principal amount of its Convertible Subordinated Notes in exchange for 447,200 shares of the Company's
Common Stock (currently held by the Company as treasury stock). The Convertible Subordinated Notes (i) are due September 30, 2000, (ii) currently bear interest at a rate of 10% per annum, which rate of interest may fluctuate from time to time but may not exceed 10% nor be less than 8% per annum
(iii) are subordinated in right of payment to the Company's obligations under its secured revolving credit facility and (iv) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility.

<PAGE 9>

Management's Discussion and Analysis of Financial Condition an Results of Operations

General

           The Company's principal business is the discounted purchase of accounts receivable, usually on a full recourse, full notification basis. In addition, the Company also makes advances collateralized by inventory, equipment, and real estate (collectively, "Collateralized Advances"). The Company has elected to more aggressively pursue the making of Collateralized Advances, as it perceives the need by its targeted customers for such funding and such funding is not readily available from many of the Company's competitors. As of September 30, 1995, Collateralized Advances constituted approximately 31% of the Company's portfolio of finance receivables. The Company also provides its clients with letters of guaranty, arranges for the issuance of letters of credit for its clients and provides other related financial services.

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

<PAGE 10>

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

  Competition

           Continuing competition within the marketplace from banks and asset-based lenders and newly created finance companies have encroached upon the Company's potential client base and have negatively affected earned discounts. Additionally, the Company continues to attract larger clients which often increases the amount of time needed to negotiate and fund new business. Also, Collateralized Advances require more in-depth and diverse due diligence which can further delay the funding of new business.
Nonetheless, the Company believes that its ability to respond quickly and to provide specialized, flexible financing structures to its clients enables it to compete effectively. In order to remain competitive, however, the Company has, where necessary and appropriate, offered lower rates than it has historically. The Company believes that increased competition will continue for the foreseeable future and will continue to exert downward pressure on pricing, especially in the Company's core factoring business. To counter the downward pressure on pricing, the Company intends to continue to diversify its sources of income, primarily by continuing its emphasis on funding relationships which include (in addition to the factoring of accounts receivable) the making of Collateralized Advances.

<PAGE 11>

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

<PAGE 12>

Results of Operations

           The following table sets forth certain items of income and expense for the periods indicated and the percentage relationship of each item to total income.

                                                            For the Three Months Ended September 30,
                                                            ----------------------------------------
                                                                  1995                 1994
                                                            ------------------    -----------------
                                                                             (Unaudited)
     INCOME
       Earned discounts                                      $2,578,345   81.1%    $2,412,890   77.8%
       Fees and other income                                    600,245   18.9        689,119   22.2
                                                             ----------  -----     ----------  -----
         TOTAL INCOME                                         3,178,590  100.0      3,102,009  100.0

     EXPENSE
       Compensation and fringe benefits                         785,161   24.7        754,546   24.3
       General and administrative expense                       642,766   20.2        650,442   21.0
       Interest expense                                         205,307    6.5        141,546    4.5
       Provision for credit losses                              859,000   27.0        613,515   19.8
       Commissions                                               64,928    2.0         31,403    1.0
                                                             ----------  -----     ----------  -----
         TOTAL EXPENSES                                       2,557,162   80.4      2,191,452   70.6
                                                             ----------  -----     ----------  -----

     INCOME BEFORE INCOME TAXES                                  621,428   19.6        910,557   29.3

     INCOME TAXES                                                228,700    7.2        335,400   10.8
                                                              ----------  -----     ----------  -----
     NET INCOME                                               $  392,728   12.4%    $  575,157   18.5%
                                                              ==========  =====     ==========  =====

     NET INCOME PER SHARE                                     $      .13            $      .19
                                                              ==========            ==========

     WEIGHTED AVERAGE SHARES OUTSTANDING                       3,009,971             3,102,328
                                                               =========             =========

                                                             For the Nine Months Ended September 30,
                                                             ---------------------------------------
                                                                    1995                  1994
                                                             ------------------     ----------------
                                                                              (Unaudited)
     INCOME
       Earned discounts                                      $7,876,644   82.6%     $6,663,248   82.4%
       Fees and other income                                  1,656,397   17.4       1,422,877   17.6
                                                             ----------  -----      ----------  -----
         TOTAL INCOME                                         9,533,041  100.0       8,086,125  100.0
                                                             ----------  -----      ----------  -----
     EXPENSE
       Compensation and fringe benefits                       2,345,710   24.6       2,146,661   26.6
       General and administrative expense                     1,981,763   20.8       1,718,092   21.2
       Interest expense                                         629,833    6.6         306,538    3.8
       Provision for credit losses                            2,770,600   29.1       1,485,641   18.4
       Commissions                                              199,645    2.1         80,229     1.0
                                                             ----------  -----      ----------  -----
         TOTAL EXPENSES                                       7,927,551   83.2       5,737,161   71.0
                                                             ----------  -----      ----------  -----

     INCOME BEFORE INCOME TAXES                               1,605,490   16.8       2,348,964   29.0

     INCOME TAXES                                               591,200    6.2         865,400   10.7
                                                             ----------  -----      ----------  -----

     NET INCOME                                              $1,014,290   10.6%     $1,483,564   18.3%
                                                             ==========  =====      ==========  =====

     NET INCOME PER SHARE                                    $      .33             $      .48
                                                             ==========             ==========

     WEIGHTED AVERAGE SHARES OUTSTANDING                       3,071,204              3,102,328
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

<PAGE 13>

           The following table breaks down total income by type of transaction for the periods indicated and the percentage relationship of each type of transaction to total income.

                                                                     For the Three Months Ended September 30,
                                                              ------------------------------------------------------
                                                                       1995                        1994
                                                                   (Unaudited)                 (Unaudited)
                                                              -----------------------        ----------------------
                                                                Earned     % of Total          Earned     % of Total
     Type of Transaction                                      Discounts      Income          Discounts     Income
     -------------------                                      ----------   ----------        ----------   ----------
Purchase of Accounts
  Receivable                                                  $1,707,513       53.7%         $1,768,182      57.0%
Purchase of Life
  Insurance Policies                                             191,581        6.0             182,597       5.9
Collateralized Advances                                          517,578       16.3             295,491       9.5
Other                                                            161,673        5.1             166,620       5.4
                                                              ----------      -----          ----------     -----
  Total Earned Discount                                        2,578,345       81.1           2,412,890      77.8
Fees and Other Income                                            600,245       18.9             689,119      22.2
                                                              ----------      -----          ----------     -----
  Total Income                                                $3,178,590      100.0%         $3,102,009     100.0%
                                                              ==========      =====          ==========     =====

                                                                      For the Nine Months Ended September 30,
                                                           ------------------------------------------------------
                                                                       1995                             1994
                                                                   (Unaudited)                       (Unaudited)
                                                           --------------------------          ------------------------
                                                                Earned     % of Total             Earned      % of Total
     Type of Transaction                                      Discounts      Income             Discounts       Income
     -------------------                                     ----------    ----------          -----------    ----------
Purchase of Accounts
  Receivable                                                 $4,455,384        46.7            $5,015,254         62.0
Purchase of Life
  Insurance Policies                                            702,408         7.4               441,690          5.5
Collateralized Advances                                       2,111,793        22.1               742,856          9.2
Other                                                           607,059         6.4               463,448          5.7
                                                             ----------       -----            ----------        -----
  Total Earned Discount                                       7,876,644        82.6             6,663,248         82.4
Fees and Other Income                                         1,656,397        17.4             1,422,877         17.6
                                                             ----------       -----            ----------        -----
  Total Income                                               $9,533,041       100.0            $8,086,125        100.0
                                                             ==========       =====            ==========        =====

           Total income increased 17.9% in the first nine months of 1995 over the same period in 1994, from $8.1 million to $9.5 million, and increased
2.5% in the third quarter of 1995 over the same quarter in 1994. Earned discounts from the purchase of accounts receivable and life insurance policies decreased 5.5% in the first nine months of 1995 as compared to the same period in 1994, from $5.5 million to $5.2 million. Earned discounts from the purchase of accounts receivable and life insurance policies remained relatively flat, $1.9 million, in the third quarters of 1995 and 1994. In the first nine months of 1995 and 1994, earned discounts from the purchase of accounts receivable and life insurance policies comprised 54.1% and 67.5%, respectively, of total income. In the third quarters of 1995 and 1994, earned discounts from the purchase of accounts receivable and life insurance policies comprised 59.7% and 62.9%, respectively, of total income. These percentages reflect management's decision to pursue the making of Collateralized
Advances, in addition to the Company's core factoring business.

<PAGE 14>

           Earned discounts from Collateralized Advances increased 184.3% in the first nine months of 1995 from the same period in 1994, from $743 thousand to $2.1 million. In the third quarter of 1995, earned discounts from Collateralized Advances increased 75.2% over the same quarter in 1994, from $295 thousand to $518 thousand. In the first nine months of 1995 and 1994, earned discounts from Collateralized Advances comprised 22.1% and 9.2%, respectively, of total income. In the third quarters of 1995 and 1994, earned discounts from Collateralized Advances comprised 16.3% and 9.5%, respectively, of total income. These changes again reflect management's decision to pursue the making of Collateralized Advances, in addition to the Company's core factoring business. Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month calculated on the amount of the Collateralized Advance. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears.

           Fees and other income increased 16.4% in the first nine months of 1995 over the comparable period in 1994, from $1.4 million to $1.7 million.
In the third quarter of 1995, fees and other income decreased 12.9% from the comparable quarter of 1994, from $689 thousand to $600 thousand. The increase for the first nine months of 1995 is largely attributable to growth in closing fees and supplemental discounts partially offset by reductions in related financing fees. The decrease in fees and other income in the third quarter of 1995 from the third quarter of 1994 is primarily attributable to a decrease in related financing fees and the absence of a one-time finders ($50 thousand) fee partially offset by increased supplemental discounts.

           As of September 30, 1995 and 1994, purchased accounts receivable included on the Company's balance sheet were $15.1 million (55.1%) and $22.4 million (71.9%), respectively, of gross finance receivables. As of September 30, 1995 and 1994, Collateralized Advances included on the
Company's balance sheet were $8.6 million (31.3%) and $4.5 million
(15.9%), respectively, of gross finance receivables. The relative increase from the end of the first nine months of 1994 to the end of the first nine months of 1995 in the percentage of gross finance receivables comprised of Collateralized Advance reflects management's decision to pursue the making of Collateralized Advances, in addition to the Company's core factoring business. The relative decrease at the same points in time in the percentage of gross finance receivables comprised of purchased accounts receivable is a further reflection of management's decision to pursue the making of Collateralized Advances, in addition to the Company's core factoring business.

           Compensation and Fringe Benefits. Compensation and fringe benefits were $2.3 million (24.6% of total income) and $2.1 million (26.6% of total income) in the first nine months of 1995 and 1994, respectively. In the third quarters of 1995 and 1994, compensation and fringe benefits were $785 thousand (24.7% of total income) and $755 thousand (24.3% of total income), respectively. The absolute dollar increase is chiefly the result of increases in sales personnel and compensation. Executive compensation in the first nine months of 1995 was $749 thousand (7.9% of total income) versus $759 thousand (9.4% of total income) in the first nine months of 1994. In the third quarter of 1995 executive compensation increased slightly as compared to the same period in 1994, from $264 thousand (8.5% of total income) to $275 thousand (8.6% of total income).

<PAGE 15>

           General and Administrative Expense. In the first nine months of 1995 and 1994 general and administrative expense was $2.0 million (20.8% of total income) as compared to $1.7 million (21.2% of total income), respectively. General and administrative expense for the third quarters of 1995 and 1994, was $643 thousand (20.2% of total income) and $650 thousand (21.0% of total income), respectively. The increase for the nine months ended
September 30, 1995 was primarily attributable to a rise in professional fees, licenses and taxes and duplicating expense. In the first nine months of 1995 professional fees rose to $653 thousand (6.9% of total income) as compared to $396 thousand (4.9% of total income) for the comparable period in 1994 and increased to $234 thousand (7.4% of total income) in the third quarter of 1995 versus $131 thousand (4.2% of total income) in the third quarter of 1994. Professional fees have increased, in part, due to on-going litigation and, in part, to the final resolution of legal proceedings instituted in prior years. Also contributing to the increase in general and administrative expense were additional rent expense incurred in connection with the opening of two off-site marketing offices as well as additional license and tax expenditures incurred in connection with maintaining certain assets acquired in settlement of finance and other receivables. Other charges increasing general and administrative expense were insurance, postage, telephone, stockholder related expenses and travel and entertainment which were offset, in part, by decreases in loan amortization, office supplies and credit and filing costs.

           Interest Expense. Interest expense was $630 thousand (6.6% of total income) versus $307 thousand (3.8% of total income) in the first nine months of 1995 and 1994, respectively, and $205 thousand (6.5% of total income) versus $142 thousand (4.5% of total income) for the third quarters of 1995 and 1994, respectively. The rise in interest expense is attributable to an increase in the average daily balance outstanding on the Company's revolving lines of credit and the rise in the prime rate of interest from 1994 to 1995. The average daily outstanding balance on the Company's revolving lines of credit was $7.9 million and $4.0 million for the first nine months of 1995 and 1994, respectively, and $6.6 million and $6.1 million for the three months ended September 30, 1995 and 1994, respectively. The average interest rate paid on the Company's revolving lines of credit rose to 9.48% during the first nine months of 1995 as compared to 7.8% during the first nine months of 1994 and to 9.28% during the third quarter of 1995 as compared to 8.3% during the third quarter of 1994.

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

<PAGE 16>

           The provision for credit losses was $2.8 million (29.1% of total income) for the first nine months of 1995 as compared to $1.5 million (18.4% of total income) for the same period in 1994 and $859 thousand (27.0% of total income) for the third quarter of 1995 as compared to $614 thousand (19.8% of total income) for the third quarter of 1994. The increase in the Company's provision for credit losses in the first nine months of 1995 as compared to the first nine months of 1994 was principally attributable to the settlement reached by the Company early in the second quarter of 1995 with the Trustee in the bankruptcy of Premium Sales Corporation. The settlement remains subject to Bankruptcy Court approval.

           At September 30, 1995 the allowance for credit losses was 8.0% ($2.2 million) and 7.5% ($2.5 million) of gross finance receivables and December
31, 1994, respectively.

           At September 30, 1995 the accrual of earnings was suspended on $2,725,929 of gross finance receivables as compared to $3,608,164 of gross finance receivables at December 31, 1994.

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

           Commissions. Commission expense was $200 thousand (2.1% of total income) in the first nine months of 1995 as compared to $80 thousand (1.0%
of total income) in the first nine of 1994. In the third quarter of 1995 commission expense increased to $65 thousand (2.0% of total income) from $31 thousand (1.0% of total income) in the third quarter of 1994. The increase was the result of a larger portion of gross receivables purchased in 1995 being generated by commissioned brokers and other professionals to whom the Company paid referral fees.

Impact of Inflation

           Management believes that inflation has not had a material effect on the Company's income, expenses or liquidity during the past three years.

           Changes in interest rate levels do not generally affect the income earned by the Company in the form of discounts. Rising interest rates would, however, increase the Company's cost of borrowed money based on its current borrowing arrangements which are prime or base rate adjusted credit facilities.

<PAGE 17>

Changes in Financial Condition

           The Company's total assets decreased 12.2% to $36.7 million at September 30, 1995 from $41.9 million at December 31, 1994. The decrease is primarily the result of a decrease in net finance receivables.

           Liquidity and Capital Resources. The Company's principal funding sources are the collection of purchased receivables, retained cash flow and external borrowings.

           As of September 30, 1995 the Company had approximately $20.6 million available under a $25.0 million secured revolving line of credit. Borrowings under the credit facility bear interest at the bank's base rate plus
 .75%. The current maturity date of this credit facility is May 13, 1997. The Company is subject to covenants which are typical in revolving credit facilities of this type.

           As of September 30, 1995 Lifetime Options had approximately $1.0 million available under a $2.0 million line of credit and an additional $1.2 million available under a $4 million availability from the Company. Lifetime Options' revolving line of credit: (i) is payable on demand and, if no demand is made, on December 31, 1995; (ii) bears interest at the prime rate of interest plus 1% and (iii) is collateralized by specific purchased life insurance contracts.

           At September 30, 1995 the Company had working capital of $26.2 million and a ratio of current assets to current liabilities of 4.48 to 1 as compared to December 31, 1994 working capital of $25.3 million and a ratio of current assets to current liabilities of 2.85 to 1.

           The Company believes that internally generated funds and borrowings under its current or a replacement credit facility will be sufficient to finance the Company's future funding requirements for the near term. Under certain circumstances, however, this may not be the case. Borrowings under the Company's existing revolving credit facility are predicated on a borrowing base comprised primarily of accounts receivable acquired by the Company from its clients and, to a lesser extent, equipment securing Collateralized Advances. If in the near term an unexpectedly high portion of the Company's potential new business includes Collateralized Advances, internally generated funds and borrowings under the Company's existing credit facility may not be sufficient to fund such new business. Under such circumstances the Company would attempt to negotiate the borrowing base in its existing credit facility to allow the Company to borrow greater amounts from its primary lender(s) and thereby support the growth in Collateralized Advances. If those negotiations were unsuccessful there is no assurance that the Company could attract sufficient capital to enable the Company to pursue its strategy of making additional Collateralized Advances.

<PAGE 18>

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

           The Company is a defendant in Harold B. Murphy, Chapter 7 Trustee
v. Allstate Financial Corporation, et al. pending in the U.S. Bankruptcy Court in the District of Massachusetts. The Company factored the accounts receivable of Clearpoint Research Corporation ("CRC") from late 1992 through early 1993. In July 1993 CRC filed a petition in bankruptcy, after the Company had collected all amounts owed to it. The bankruptcy trustee has sued the Company seeking recovery of alleged preferential transfers made during the course of the factoring relationship. The bankruptcy trustee alleges that the Company did not properly perfect its security interest in the accounts receivable. No specific damage amount is specified in the complaint but it is assumed the bankruptcy trustee is seeking recovery of the full amount of accounts receivables collected (approximately $4 million). The Company has filed an answer denying the substantive allegations asserted by the bankruptcy trustee. The Company believes it has a number of strong defenses to the complaint and intends to vigorously defend all claims.

<PAGE 19>

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

               None.

ITEM 6(a). - Exhibit 4.  INSTRUMENTS DEFINING THE RIGHTS OF SHAREHOLDERS

               Exhibit 4.2 - Stock Purchase Agreement dated September 11, 1995 between Allstate Financial Corporation and Scoggin Capital Management, LP and Selig Partners, LP.

                Exhibit 4.3 - Indenture of Trust dated September 11, 1995
             between Allstate Financial Corporation and Shawmut Bank Connecticut, National Association as Trustee.

                Exhibit 4.4 - Letter of Agreement dated September 11, 1995 between Allstate Financial Corporation and Leon Fishman and Eugene Haskin.

ITEM 6(b). - EXHIBITS AND REPORTS ON FORM 8-K

               None.

<PAGE 20 >

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ALLSTATE FINANCIAL CORPORATION



Date   Nov 14, 1995                          Lawrence M. Winkler

                                             Lawrence M. Winkler
                                             Secretary/Treasurer
                                             Chief Financial Officer