Form 10QSB
period 1996-03-31
ALLSTATE FINANCIAL CORP /VA/
filed 1996-05-15
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10 - QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


  FOR QUARTER ENDED MARCH 31, 1996              COMMISSION FILE NUMBER 0-17832

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

2,316,853 Common Shares were outstanding as of March 31, 1996.

                               ALLSTATE FINANCIAL CORPORATION
                                          FORM 10-QSB
                                             INDEX


                                                                       Page
                                                                      Number
Part I.  Financial Information

  Item 1 -  Financial Statements

            Consolidated Balance Sheets at March 31, 1996
            and December 31, 1995                                         1-2

            Consolidated Statements of Income Three Months Ended
            March 31, 1996 and 1995                                         3

            Consolidated Statements of Shareholders' Equity Three
            Months Ended March 31, 1996 and Year Ended
            December 31, 1995                                               4

            Consolidated Statements of Cash Flows Three Months Ended
            March 31, 1996 and 1995                                       5-6

            Notes to Consolidated Financial Statements                    7-9

  Item 2 -  Management's Discussion and Analysis of Results of
            Operations and Financial Conditions                         10-19

Part II.
  Item 1 -     Legal Proceedings                                           20

  Item 4 -     Submission of Matters To a Vote of Security Holders         21

  Item 5 -     Other Information                                           21

  Item 6 -     Exhibits and Reports on Form 8-K                            21

Signatures                                                                 22

                            PART I - FINANCIAL INFORMATION












































<Page 1>

                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1996              1995
                                                    ---------      ------------
                                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                            $   734,058       $   754,295
  Receivables:
    Finance, net                                   34,456,843        32,670,706
    Purchased life insurance contracts, net         4,451,548         4,292,332
    Other                                           2,792,662         2,756,342

  Prepaid expenses                                    242,593           204,823

  Prepaid income taxes                                619,278           722,081

  Deferred income taxes                               893,000           893,000
                                                  -----------       -----------
    TOTAL CURRENT ASSETS                           44,189,982        42,293,579

PROPERTY AND EQUIPMENT, Net                           530,502           537,629

OTHER ASSETS                                        2,150,809         2,049,323
                                                  -----------       -----------
                                                  $46,871,293       $44,880,531
                                                  ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $   440,663       $   292,602
  Notes payable                                    14,414,197        13,516,938
  Note payable-related party                          103,000           103,000
  Credit balances of factoring clients              3,072,799         2,333,729
                                                  -----------        ----------
    TOTAL CURRENT LIABILITIES                      18,030,659        16,246,269

NONCURRENT PORTION OF NOTES PAYABLE:
  Related parties                                      58,788            58,788
  Convertible Subordinated Notes                    4,986,000         2,838,000
  Other                                                 7,110             7,110
                                                  -----------        ----------
   TOTAL LIABILITIES                               23,082,557        19,150,167
                                                  -----------        ----------

COMMITMENTS AND CONTINGENCIES





                 See Notes to Consolidated Financial Statements

<Page 2>

                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (continued)

                                                    March 31,      December 31,
                                                      1996             1995
                                                  -----------      ------------
                                                  (Unaudited)
SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000
    shares with no par value; no shares
    issued or outstanding                                -                  -


  Common stock, authorized 10,000,000 shares
    with no par value; issued and outstanding
    2,316,853 shares at March 31, 1996 and
    2,655,128 at December 31, 1995                     40,000             40,000

  Additional paid-in-capital                       18,852,312         18,852,312

  Treasury Stock (785,475 shares)                  (5,037,717)        (2,871,901)

  Retained Earnings                                 9,934,141          9,709,953
                                                  -----------        -----------
       TOTAL SHAREHOLDERS' EQUITY                  23,788,736         25,730,364
                                                  -----------        -----------
                                                  $46,871,293        $44,880,531
                                                  ===========        ===========






























                 See Notes to Consolidated Financial Statements

<Page 3>

                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME




                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1996             1995
                                                   ----------       -----------
                                                  (Unaudited)       (Unaudited)

INCOME:
  Earned discounts                                 $2,333,820        $2,877,646
   Fees and other income                              551,852           406,425
                                                   ----------        ----------
                                                    2,885,672         3,284,071
                                                   ----------        ----------
EXPENSES:
  Compensation and fringe benefits                    849,055           807,480
  General and administrative expense                  612,069           608,238
  Interest expense                                    355,360           258,506
  Provision for credit losses                         623,659         1,301,100
  Commission                                           89,641            61,871
                                                   ----------        ----------
   TOTAL EXPENSES                                   2,529,784         3,037,195
                                                   ----------        ----------
INCOME BEFORE INCOME TAXES                            355,888           246,876

INCOME TAXES                                          131,700            91,000
                                                   ----------         ---------
NET INCOME                                         $  224,188         $ 155,876
                                                   ==========         =========

NET INCOME PER SHARE                               $      .09         $     .05
                                                   ==========         =========

WEIGHTED AVERAGE NUMBER OF SHARES                   2,361,461         3,102,328
                                                    =========         =========




















                 See Notes to Consolidated Financial Statements

<Page 4>

                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         YEARS ENDED DECEMBER 31, 1995
                     AND THREE MONTHS ENDED MARCH 31, 1996

                                  Common      Paid in      Treasury    Retained
                                   Stock      Capital        Stock     Earnings
                                  -------   -----------   -----------  ----------

BALANCE - January 1, 1995         $40,000   $18,852,312   $     -      $9,228,853

  Exchange of Convertible
    Subordinated Notes
    for 447,200 shares
    of common stock                  -             -       (2,871,901)       -

   Net Income                        -             -             -        481,100
                                  -------   -----------   -----------  ----------
BALANCE - December 31, 1995        40,000    18,852,312    (2,871,901)  9,709,953
   Exchange of Convertible
     Subordinated Notes
     for 338,275 shares
     of common stock                 -             -       (2,165,816)       -

   Net Income                        -             -             -        224,188
                                   -------  -----------   -----------  ----------
BALANCE - March 31, 1996           $40,000  $18,852,312   $(5,037,717) $9,934,141
                                   =======  ===========   ===========  ==========
































                 See Notes to Consolidated Financial Statements

<Page 5>


                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                     1996               1995
                                                  -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   224,188       $    155,876
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation - net                                 30,900             34,784
    Provision for credit losses                       623,659          1,301,100
    Changes in operating assets and liabilities:
     (Increase)/decrease in other receivables         (36,320)            47,529
     (Increase) in prepaid expenses
        and other current assets                      (37,770)           (51,683)
     (Increase)/Decrease in other assets             (101,486)            47,038
     Increase in accounts payable
        and accrued expenses                          148,061             75,855
     Increase in settlement payable                      -             1,400,000
     (Increase)/decrease in prepaid income taxes      102,803           (293,758)
                                                  -----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES             954,035          2,716,741
                                                  -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of finance receivables, including
    accounts receivable, secured advances,
    repurchases and life insurance contracts      (44,817,066)       (41,357,923)
  Collection of finance receivables, including
    accounts receivable, secured advances,
    repurchases and life insurance contracts       42,248,054         45,320,351
  Increase in credit balances of factoring
    clients                                           739,070            179,571
  Purchase of property and equipment                  (23,773)           (69,811)
                                                 ------------       ------------
NET CASH PROVIDED BY
   (OR USED) BY INVESTING ACTIVITIES               (1,853,715)         4,072,188
                                                 ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and
    other borrowings                               15,824,877         11,575,275
  Principal payments on line of credit
    and other borrowings                          (14,927,618)       (18,274,070)
  Treasury Stock Acquisition Costs                    (17,816)              -
                                                  ------------       ------------
NET CASH PROVIDED BY OR USED
  IN FINANCING ACTIVITIES                             879,443         (6,698,795)
                                                 ------------       ------------
INCREASE (DECREASE) IN CASH                           (20,237)            90,134

CASH, Beginning of period                             754,295          1,763,930
                                                 ------------        -----------
CASH, End of period                              $    734,058        $ 1,854,064
                                                 ============        ===========



                 See Notes to Consolidated Financial Statements

<Page 6>

                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Interest paid                                $    355,015        $   258,506
                                                 ============        ===========

    Income taxes paid                            $     28,897        $   375,000
                                                 ============        ===========

    Supplemental Schedule of
      Noncash Activities

    Transfer of finance and
      other receivables to
      other assets                                $   280,000         $     -
                                                  ===========         ==========
    Issuance of Convertible
      Subordinated Notes in
      exchange for Common Stock                   $ 2,148,000         $     -
                                                  ===========         ==========































                 See Notes to Consolidated Financial Statements

<Page 7>
                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. General. The consolidated financial statements of Allstate Financial Corporation (the "Company") included herein are unaudited for all periods ended March 31, 1996 and 1995; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2. Net income per share. Net income per share of common stock has been computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. For the quarters ended March 31, 1996 and 1995, weighted average shares outstanding were 2,361,461 and 3,102,328, respectively. At March 31, 1996 and December 31, 1995 there were 23,400 and 42,167 stock options outstanding, respectively, at exercise prices ranging from $5.375 to $14.00 per share. During the year ended December 31, 1995, 53,470 options and 0 warrants were forfeited. There were no warrants or options exercised during 1995 or during the three months ended March 31, 1996.

3. Line of credit. As of March 31, 1996 the Company had approximately $11.6 million available under a $25.0 million secured revolving line of credit. Borrowings under the credit facility bear interest at the bank's base rate plus .75%. The current maturity date of this credit facility is May 13, 1997. The Company is subject to restrictive covenants which are typical in revolving credit facilities of this type.

     As of March 31, 1996 Lifetime Options, Inc., a Viatical Settlement Company ("Lifetime Options"), a wholly owned subsidiary of the Company, had approximately $1 million available under a $2.0 million revolving line of credit and an additional $130,000 available under a $4 million availability from the Company. Lifetime Options' revolving line of credit: (i) is payable on demand and, if no demand is made, on December 31, 1996; (ii) bears interest at the prime rate of interest plus 1%; and (iii) is collateralized by specific purchased life insurance contracts.

4. Convertible Subordinated Notes Payable. As of March 31, 1996, the Company had outstanding $4,986,000 in aggregate principal amount of Convertible Subordinated Notes issued in exchange for 785,475 shares of common stock of the Company. The Notes (i) mature on September 30, 2000; (ii) currently bear interest at the rate of 9.5% per annum which rate may fluctuate in accordance with the prime rate, but may not fall below 8% nor rise above 10% per annum;
(iii) are convertible into common stock of the Company at the rate of $7.50 per share; (iv) are subordinated to Senior Indebtedness (as defined) of the Company and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain change of control events, holders of the Notes have the right to have their Notes redeemed at par.

<Page 8>

5. Certain Contingencies. The Company is a defendant in White, Trustee v. Allstate Financial Corporation pending in the U.S. Bankruptcy Court for the Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"). Lyons was the subject of a leveraged buy-out and subsequently filed a bankruptcy petition. In 1991, the Lyon's trustee brought an action against the Company claiming, inter alia, fraudulent transfer and breach of contract. A summary judgment was granted in favor of the Company which reduced the fraudulent transfer claim by $1.6 million. As a consequence, the remaining fraudulent transfer claim was approximately $1,000,000. The trustee has not actively pursued the breach of contract claim. In late 1994, the Company reached a settlement agreement with the Lyons trustee, subject to approval by the bankruptcy court, which would have released the Company from all claims upon the payment of $300,000. In connection with the settlement, the Company paid and added $300,000 to the provision for credit losses in 1994. A creditor in the bankruptcy proceeding, Sherwin-Williams Company, objected to the proposed settlement amount and, in March 1995, the objection was sustained by the bankruptcy court. The Company appealed the order sustaining the objection, but in April 1996 the appellate court exercised its discretion not to hear the appeal at that time. The $300,000 previously paid by the Company was returned to the Company in April 1996. Management expects this litigation to resume in the District Court, but does not believe at this time that the Company has a material exposure on the fraudulent transfer claim in excess of the previously agreed upon settlement amount.

     In connection with the same transaction, the Company was also named in January 1994 as a defendant in Sherwin-Williams Company v. Robert Castello et. al. pending in the United States District Court for the Northern District of Ohio. Sherwin-Williams is suing all parties with any involvement in the transaction to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and the bankruptcy litigation arising therefrom. Sherwin-Williams asserts that it has or will incur pension fund liabilities and other liabilities as a result of the transaction in the approximate amount of $11 million and has asserted claims against the Company in that amount. The complaint seeks relief against the Company based upon a claim of "misrepresentation" without a specific identification of the alleged misrepresentation made by the Company. Management does not believe the litigation will have a material effect on the financial position or results of operations of the Company because, in management's opinion, the claims are without merit. The Company filed a motion to dismiss the claims and a motion to stay discovery pending a ruling on the motion to dismiss. The motion to stay discovery was granted and, in March 1996, a federal magistrate recommended to the District Court that the Company's motion to dismiss be granted.

     The Company is a defendant in Harold B. Murphy, Chapter 7 Trustee v. Allstate Financial Corporation, et al. pending in the U.S. Bankruptcy Court in the District of Massachusetts. The Company factored the accounts receivable of Clearpoint Research Corporation ("CRC") from late 1992 through early 1993. In July 1993 CRC filed a petition in bankruptcy, after the Company had collected all amounts owed to it. The bankruptcy trustee has sued the Company seeking recovery of alleged preferential transfers made during the course of the factoring relationship. The bankruptcy trustee alleges that the Company did not properly perfect its security interest in the accounts receivable. No specific damage amount is specified in the complaint but it is assumed the bankruptcy trustee is seeking recovery of the full amount of accounts receivables collected (approximately $4 million). The Company has filed an answer to the complaint denying the substantive allegations asserted by the bankruptcy trustee. The Company has also filed a motion to remove the action to federal district court. The motion is currently pending. The Company believes it has a number of strong defenses to the complaint and intends to vigorously defend all claims. The litigation is in a preliminary stage and the probability of an unfavorable outcome and the potential amount of loss, if

<Page 9>

any, cannot be determined or estimated at this time.

     As previously disclosed in the Company's Form 10-QSB for the quarter ended March 31, 1995, the Company has reached a settlement with the Trustee in the bankruptcy of Premium Sales Corporation, a former client of one of the Company's wholly-owned subsidiaries. The settlement is intended to be a full release of any and all claims between the Company (and its subsidiaries) and the Trustee including, without limitation, any alleged preference liability of the Company and its subsidiaries. The settlement was approved by the bankruptcy court in January 1996. The settlement will become fully effective and the settlement monies will be disbursed at the time a plan of distribution in the Premium Sales Corporation bankruptcy is approved by the bankruptcy court. The impact of this settlement has been reflected in the Company's financial statements.

     Except as described above, the Company is not party to any litigation other than routine proceedings incidental to its business, and the Company does not expect that these proceedings will have a material adverse effect on the Company. From time to time, the Company is required to initiate litigation to collect amounts owed by former clients, guarantors or obligors. In connection with such litigation, the Company periodically encounters counterclaims by defendant(s) for material amounts. Such counterclaims are typically without any factual basis and, management believes, are usually asserted for defensive purposes by the litigant.



     6.   Subsequent Event.  The Company was a plaintiff in Allstate
Financial Corporation v. Comerica Bank ("Comerica"). The Company alleged that Comerica committed intentional fraud by inducing the Company to pay Comerica out of one of its credits, while withholding from the Company material, negative information about that credit. On May 13, 1996, a jury found that Comerica is not liable to the Company. Under Michigan law applicable in the case, the Company may be liable for Comerica's legal fees and expenses, which fees and expenses have not at this time been quantified. The adverse jury verdict may also result in a write down of "other receivables" appearing on the Company's balance sheet. The foregoing events could have a material adverse effect on the Company's earnings during the second quarter of 1996.



























<Page 10>
Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's principal business is the discounted purchase of accounts receivable, usually on a full recourse, full notification basis. In addition, the Company also makes advances collateralized by inventory, equipment and real estate (collectively, "Collateralized Advances"). The Company has elected to more aggressively pursue the making of Collateralized Advances, as it perceives the need by its targeted customers for such funding and such funding is not readily available from many of the Company's competitors. As of March 31, 1996, Collateralized Advances constituted approximately 26% of the Company's portfolio of finance receivables. On occasion, the Company will provide other specialized financing structures which satisfy the unique requirements of the Company's clients. The Company also provides its clients with letters of guaranty, arranges for the issuance of letters of credit for its clients and provides other related financial services.

     The Company's clients are small- to medium-sized businesses with annual revenues typically ranging between $600,000 and $50,000,000. The Company's clients do not typically qualify for traditional bank or asset-based financing because they are either too new, too small, undercapitalized (or over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank or traditional, asset-based lender. Accordingly, there is a significant risk of default and client failure inherent in the Company's business. The Company addresses these risks in various ways, including: (i) the Company thoroughly evaluates the collateral to be made available by each client; (ii) the Company usually collects its factored accounts receivable directly from account debtors, which are frequently (though not always) large, creditworthy companies or governmental entities; (iii) the Company purchases, or takes a first priority security interest in, all accounts receivable of each client; (iv) the Company takes, whenever available, blanket liens on all of its clients' other assets and, when making Collateralized Advances, the Company employs what management believes to be conservative loan-to-value ratios based on auction or liquidation value appraisals performed by independent appraisers; (v) the Company requires personal guaranties (either unlimited guaranties or validity guaranties limited to the validity and collectibility of factored accounts receivable) from its clients' principals;
(vi) the Company actively monitors its portfolio of purchased accounts receivable, including the creditworthiness of account debtors and periodically evaluates the value of other collateral securing Collateralized Advances and
(vii) the Company maintains loss reserves which management believes are adequate and appropriate for its business. Notwithstanding the foregoing, clients (and account debtors) may fail and the collateral available to the Company (together with personal guaranties) may prove insufficient to enable the Company to recover all amounts due in full.

     Lifetime Options, a wholly-owned subsidiary of the Company, provides financial assistance to individuals facing life-threatening illnesses by purchasing their life insurance policies at a discount from face value. The amount of the discount is determined by Lifetime Options based on the size of the policy being purchased, the maximum life expectancy of the insured, the amount of the anticipated premiums payable with respect to the policy being purchased and the anticipated financing cost associated with purchasing and carrying the policy. In general, the purchase price for a policy is between 55% and 85% of the benefits payable under the policy. Because most of the life insurance policies purchased by Lifetime Options are underwritten by highly rated insurance companies (and, in many cases, backed by state guaranty funds), management of Lifetime Options believes that credit risk is not material to its business.

     Before purchasing each policy, Lifetime Options has each insured's

<Page 11>

medical records reviewed by at least one independent physician who provides Lifetime Options with an opinion of the insured's life expectancy. Historically, Lifetime Options typically required up to three independent reviews but, based on its experience, management of Lifetime Options no longer believes multiple medical reviews are necessary. To date, the physician engaged by Lifetime Options has provided life expectancies which, on average, fairly approximate actual lifespans. However, there is no assurance that the physician engaged by Lifetime Options will in the future be able to perform as he has in the past. If the physician engaged by Lifetime Options were to systematically underestimate life expectancies or if life extending treatments (or a cure) were found for AIDS (almost all of the life insurance policies purchased by Lifetime Options to date have been purchased from individuals with AIDS), there would be a material adverse effect on the earnings of Lifetime Options. Lifetime Options relies on its independent physician to assist in monitoring medical advances (and potential medical advances).

     Other than Lifetime Options, none of the Company's subsidiaries is currently engaged in business which could have a material effect on the Company.

  Competition

     Continuing competition within the marketplace from banks and asset-based lenders and newly created finance companies has encroached upon the Company's potential client base and has negatively affected earned discounts. Additionally, the Company continues to attract larger clients which often increases the amount of time needed to negotiate and fund new business. Also, Collateralized Advances require more in-depth and diverse due diligence which can further delay the funding of new business. Nonetheless, the Company believes that its ability to respond quickly and to provide specialized, flexible and comprehensive financing structures to its clients enables it to compete effectively. In order to remain competitive, however, the Company is, where necessary and appropriate, offering lower rates than it has historically. The Company believes that increased competition may level off or decline somewhat over time but will for the foreseeable future continue to exert downward pressure on pricing, especially in the Company's core factoring business. To counter the downward pressure on pricing, the Company intends to continue to diversify its sources of income, primarily by continuing its emphasis on funding relationships which include (in addition to the factoring of accounts receivable) the making of Collateralized Advances.

     Historically, the Company did not expect to maintain a funding relationship with a client for more than two years; the Company expected that its clients would ultimately qualify for more competitively priced bank or asset-based financing within that time period. Therefore, the Company's major clients have tended to change significantly over time. Today, however, because the Company is, where necessary and appropriate, offering lower rates and making Collateralized Advances, it is possible that the duration of the Company's funding relationships with its clients may be extended. Even if the Company succeeds in extending the duration of its funding relationships with its clients, there will not be a corresponding increase in non-current assets on the Company's balance sheet. This is because it is anticipated that the Company's funding relationships with its clients will continue to renew no less frequently than once a year. Although the Company has historically been successful in replacing major clients, the loss of one or more major clients and an inability to replace those clients could have a material adverse effect on the Company.




<Page 12>

  Results of Operations

     The following table sets forth certain items of income and expense for the periods indicated and indicates the percentage relationship of each item to total income.

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                  1996                 1995
                                            -----------------     ---------------
                                              (Unaudited)           (Unaudited)
INCOME
  Earned discounts                       $2,333,820   80.9%    $2,877,646   87.6%
  Fees and other income                     551,852   19.1        406,425   12.4
                                         ----------  -----    -----------  ------
     TOTAL INCOME                         2,885,672  100.0%     3,284,071  100.0%
                                         ----------  -----    -----------  -----

EXPENSE
  Compensation and fringe benefits          849,055   29.4        807,480   24.6
  General and administrative expense        612,069   21.2        608,238   18.5
  Interest expense                          355,360   12.3        258,506    7.9
  Provision for credit losses               623,659   21.6      1,301,100   39.6
  Commissions                                89,641    3.1         61,871    1.9
                                         ----------  -----     ----------  -----
    TOTAL EXPENSES                        2,529,784   87.8      3,037,195   92.5
                                         ----------  -----     ----------  -----

INCOME BEFORE INCOME TAXES                  355,888   12.4        246,876    7.5

INCOME TAXES                                131,700    4.6         91,000    2.8
                                         ----------  -----     ----------  -----
NET INCOME                               $  224,188    7.8%    $  155,876    4.7%
                                         ==========  =====     ==========  =====

NET INCOME PER SHARE                     $      .09            $      .05
                                         ==========            ==========
WEIGHTED AVERAGE NUMBER OF SHARES         2,361,461             3,102,328
                                         ==========            ==========

     Total Income. Total income consists of (i) earned discounts and (ii) fees and other income. "Earned discounts" consist primarily of income from the purchase of accounts receivable and life insurance policies and income from Collateralized Advances. "Fees and other income" consist primarily of application fees, commitment or facility fees, other related financing fees and supplemental discounts paid by clients who do not sell the minimum volume of accounts receivable required by their contracts with the Company (including as a result of "graduating" to a lower cost source of funding).















<Page 13>

     The following table breaks down total income by type of transaction for the periods indicated and the percentage relationship of each type of transaction to total income.


                                         For the Three Months Ended March 31,
                                       -----------------------------------------
                                               1996                 1995
                                       ------------------    -------------------
                                                    % of                   % of
                                        Earned      Total     Earned       Total
                                        Income     Income     Income      Income
                                      ----------   ------    ----------   ------
Discount on Factored Accounts
  Receivable                          $1,183,864    41.0%    $1,619,406    49.3%
Earnings on Collateralized
  Advances                               775,908     26.9       785,934    23.9
Earnings on Purchased Life
  Insurance Policies                     155,605      5.4       227,386     6.9

Other Earnings                           218,443      7.6       244,920     7.5
                                      ----------    -----    ----------   -----
  Total                                2,333,820     80.9     2,877,646    87.6

Fees and Other Income                    551,852     19.1       406,425    12.4
                                      ----------    -----    ----------   -----
  Total Income                        $2,885,672    100.0%   $3,284,071   100.0%
                                      ==========    =====    ==========   =====

     Total income decreased 12.1% in the first three months of 1996 as compared to the same period in 1995, from $3.3 million to $2.9 million. Earned discounts from factored accounts receivable decreased 26.9% in the first quarter of 1996 as compared to 1995, from $1.6 million to $1.2 million.
Earned discounts from factored accounts receivable in the first quarter of 1996 as a percentage of total factored accounts receivable purchased in the first quarter of 1996 were 3.3%. The comparable percentage in 1995 was 4.99%, a decrease of 33.8% from 1995 to 1996. The reduction during the first quarter of 1996 versus 1995 in the average earned discount from factored accounts receivable is attributable, in large part, to the timing of fundings during the respective quarters. Stronger business flow during the middle and late part of the first quarter of 1996 did not enable the Company to recognize the income from that business in full during the first quarter. In contrast, stronger business flow during the early part of the first quarter of 1995 enabled the Company to recognize the income from that business in full during that period. The reduction during the first quarter of 1996 versus 1995 in the average earned discount from factored accounts receivable also reflects the downward pressure on pricing from competition in the Company's core factoring business. In the first quarters of 1996 and 1995, earned discounts from factored accounts receivable accounted for 41.0% and 49.3%, respectively, of total income.

     Earned discounts from Collateralized Advances decreased 1.3% in the first quarter of 1996 as compared to the same period in 1995, from $786,000 to $776,000. In the first quarters of 1996 and 1995, earned discounts from Collateralized Advances accounted for 26.9% and 23.9%, respectively, of total income. Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month calculated generally on the highest outstanding amount of the Collateralized Advance during the month. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears. See Provision for Credit Losses below.

     As of March 31, 1996 and December 31, 1995, factored accounts receivable included on the Company's balance sheet were $27.7 million (67.3%) and $25.2

<Page 14>

million (64.5%), respectively, of gross finance receivables. As of March 31, 1996 and December 31, 1995, Collateralized Advances included on the Company's balance sheet were $10.5 million (25.5%) and $10.8 million (27.8%), respectively, of gross finance receivables. The Company intends to pursue its strategy of making Collateralized Advances in conjunction with its core factoring business.

     Fees and other income increased 40.5% in the first quarter of 1996 compared to 1995 from $406,000 to $552,000. The increase in 1996 is attributable primarily to increased application and facility fees.

     Compensation and Fringe Benefits. Compensation and fringe benefits were $849,000 (29.4% of total income) and $807,000 (24.6% of total income) in the first quarters 1996 and 1995, respectively. Executive compensation in the first quarter of 1996 was $295,000 (10.2% of total income) versus $237,000 (7.2% of total income) in 1995. The increase in executive compensation in the first quarter of 1996 is attributable to salary continuation payments associated with the termination of a key employee and costs associated with replacing that employee.

     General and Administrative Expense. In the first quarter of 1996, general and administrative expense was $612,000 (21.2% of total income) as compared to $608,000 (18.5% of total income) in the first quarter of 1995.
The small increase in the first quarter of 1996 was primarily attributable to a rise in professional fees offset by decreases in licenses and taxes and credit and filing fees. In the first quarter of 1996,professional fees were $247,000 (8.6% of total income) as compared to $174,000 (5.3% of total income) in the first quarter of 1995. Professional fees increased, in part, due to on-going litigation and, in part, due to the final resolution of legal proceedings instituted in prior years.

     Interest Expense. Interest expense was $355,000 (12.3% of total income) versus $259,000 (7.9% of total income) in the first quarter of 1996 and 1995, respectively. The rise in interest expense is attributable to interest expense related to the Company's Convertible, Subordinated Notes issued in September 1995 and January 1996. Interest expense on the Convertible Subordinated Notes was $110,000 in the first quarter of 1996. The average daily outstanding balance on the Company's revolving lines of credit was $9.5 million and $9.8 million for the first quarters of 1996 and 1995, respectively and the average interest rate paid on the Company's revolving lines of credit was 9.2% in the first quarter of 1996 compared to 9.4% in the first quarter of 1995.

     Provision for Credit Losses. Credit loss experience, the adequacy of underlying collateral, changes in the character and size of the Company's receivables portfolio and management's judgement are factors used in determining the provision for credit losses and the adequacy of the allowance for credit losses. Other factors given consideration in determining the adequacy of the allowance are the level of related credit balances of factoring clients and the current and anticipated impact of economic conditions on the creditworthiness of the Company's clients and account debtors. To mitigate the risk of credit loss, the Company, among other things: (i) thoroughly evaluates the collateral to be made available by each client; (ii) usually collects its factored accounts receivable directly from account debtors, which are frequently (though not always) large, creditworthy companies or governmental entities; (iii) purchases, or takes a first priority security interest in, all accounts receivable of each client; (iv) takes, whenever available, blanket liens on all of its clients' other assets and, when making Collateralized Advances, it employs what management believes to be conservative loan-to-value ratios based on auction or liquidation value appraisals performed by independent appraisers; (v) almost always requires

<Page 15>

personal guaranties (either unlimited guaranties or guaranties limited to the validity and collectability of factored accounts receivable) from its clients' principals, and (vi) actively monitors its portfolio of factored accounts receivable, including the creditworthiness of account debtors and periodically evaluates the value of other collateral securing Collateralized Advances.

     The provision for credit losses decreased from $1.3 million (39.6% of total income) in the first quarter of 1995 to $624,000 (21.6% of total income) in the first quarter of 1996. The Company's provision for credit losses in the first quarter of 1995 was attributable to a settlement reached by the Company with the bankruptcy trustee of Premium Sales Corporation, a former client of a wholly-owned subsidiary of the Company. The settlement is intended to be a full release of any and all claims between the Company (and its subsidiaries) and the Trustee. The settlement was approved by the U.S. Bankruptcy Court in January 1996 and will become fully effective at the time a plan of distribution in the Premium Sales Corporation bankruptcy is approved by the U.S. Bankruptcy Court.

     As of March 31, 1996 and December 31, 1995 the allowance for credit losses was 6.5% ($2.7 million) and 6.0% ($2.4 million) of gross finance receivables, respectively. At March 31, 1996 the accrual of earnings was suspended on $1.8 million of gross finance receivables as compared to $1.6 million of gross finance receivables at December 31, 1995. In addition, "other receivables" and "other assets" appearing on the Company's balance sheet typically do not accrue earnings for financial statement purposes. The following table provides a summary of the Company's gross finance receivables (which includes primarily factored accounts receivable, Collateralized Advances and non-earning receivables), "other receivables" and "other assets" and information regarding the allowance for credit losses as of the dates indicated.

                                                         As of March 31,
                                                    ------------------------
                                                      1996           1995
                                                    ---------      ---------
                                                      (Dollars in thousands)
Gross Finance Receivables, Other
  Receivables and Other Assets Data:
- --------------------------------------
Gross Finance Receivables                             $41,198       $25,969
Non-Earning Receivables (also included
  in Gross Finance Receivables)                         1,760         3,580
Other Receivables                                       2,793         3,341
Other Assets                                          $ 1,912       $ 2,085
  (excluding miscellaneous)


Allowance for credit
  losses:
- --------------------------------
Balance, January 1                                     $2,351        $2,511
Provision for credit
  losses                                                  624         1,301
Receivables charged off                                  (284)       (1,410)
Recoveries                                               -               15
                                                       ------        ------
Balance, March 31                                      $2,691        $2,417
                                                       ======        ======






<Page 16>

Allowance for Credit Losses
  as a percent of:
- --------------------------------
Gross Finance Receivables                                6.53%         9.31%
Non-Earning Receivables                                152.90%        67.51%
Non-Earning Receivables, Other
  Receivables and Other Assets                          41.62%        26.84%


As a percent of the sum of Gross
  Finance Receivables, Other
  Receivables and Other Assets:
- --------------------------------
Non-Earning
  Receivables                                            3.83%        11.40%
Other Receivables                                        6.08%        10.64%
Other Assets                                             4.17%         6.64%

     Although the Company maintains an allowance for credit losses in an amount deemed by management to be adequate to cover potential losses, no assurance can be given that the allowance will in fact be adequate or that an inadequacy, if any, in the allowance could not have a material adverse effect on the Company's earnings in future periods. Furthermore, although management believes that its periodic estimates of the value of "other receivables" and "other assets" are appropriate, no assurance can be given that the amounts which the Company ultimately collects with respect to other receivables and other assets will not differ significantly from management's estimates or that those differences, if any, could not have a material adverse effect on the Company's earnings in future periods.

     Management recognizes that Collateralized Advances entail different, and possibly greater, risks to the Company than the factoring of accounts receivable. Risks associated with the making of Collateralized Advances (but not the factoring of accounts receivable) include, among others (i) certain types of collateral securing Collateralized Advances may diminish in value (possibly precipitously) over time (sometimes short periods of time), (ii) repossessing, safeguarding and liquidating collateral securing Collateralized Advances may require the Company to incur significant fees and expenses some or all of which may not be recoverable, (iii) clients may dispose of (or conceal) the collateral securing Collateralized Advances and (iv) clients or natural disasters may destroy the collateral securing Collateralized Advances. The Company attempts to manage these risks, respectively, by (i) engaging independent appraisers to review periodically the value of collateral securing Collateralized Advances at intervals established by management based on the characteristics of the underlying collateral, (ii) employing conservative loan-to-value ratios which management believes should generally enable the Company to recover from liquidation proceeds most of the fees and expenses incurred in connection with repossessing, safeguarding and liquidating collateral, (iii) using its internal field examiners to inspect collateral periodically and, when appropriate, engaging independent collateral monitoring firms to implement appropriate collateral control systems including bonding certain of the client's employees and (iv) requiring clients to maintain appropriate amounts and types of insurance issued by insurers acceptable to the Company naming the Company as the party to whom loss is paid. Although management believes that the Company has (or third parties acting on behalf of the Company have) the requisite skill to evaluate, monitor and manage the risks associated with the making of Collateralized Advances, there can be no assurance that the Company will in fact be successful in doing so.

     Commissions. Commission expense was $90,000 (3.1% of total income) in the first quarter of 1996 as compared to $62,000 (1.9% of total income) in the first quarter of 1995. The increase was the result of a larger portion of

<Page 17>

gross finance receivables acquired in 1996 being generated by commissioned brokers and other professionals to whom the Company paid referral fees.

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

Changes in Financial Condition

     The Company's total assets increased 4.4% to $46.9 million at March 31, 1996 from $44.9 million at December 31, 1994. The increase is primarily the result of an increase in net finance receivables.

     Liquidity and Capital Resources. The Company's principal funding sources are the collection of factored accounts receivable, retained cash flow and external borrowings.

     As of March 31, 1996, the Company had approximately $11.6 million available under a $25 million secured revolving line of credit. The credit facility contains a $5.0 million sub-facility for the issuance of letters of credit and, as of April 1996, a new $2 million sub-facility (which under certain circumstances may increase to $4 million) the proceeds of which may be used by the Company to make advances to clients secured by machinery and equipment and a new $2.5 million sub-facility the proceeds of which may be used by the Company to make advances to clients secured by inventory. Borrowings under the credit facility bear interest at the bank's base rate plus .75%. The current maturity date of this credit facility is May 13, 1997. The Company is subject to covenants which are typical in revolving credit facilities of this type.

     As of March 31, 1996, Lifetime Options had approximately $1.0 million available under a $2.0 million revolving line of credit and an additional $130,000 available under a $4.0 million availability from the Company. Lifetime Options' revolving line of credit: (i) is payable on demand and, if no demand is made, on December 31, 1996; (ii) bears interest at the prime rate of interest plus 1% and (iii) is collateralized by specific purchased life insurance contracts.

     As of March 31, 1996 and December 31, 1995, the Company had outstanding approximately $4,986,000 and $2,838,000, respectively, in aggregate principal amount of Convertible Subordinated Notes issued in exchange for shares of the Company's common stock. The Convertible Subordinated Notes outstanding at December 31, 1995 were issued in exchange for 447,200 shares of common stock and the Convertible Subordinated Notes outstanding at March 31, 1996 were issued in exchange for 785,475 shares of common stock (including the 447,200 shares of common exchanged prior to December 31, 1995). The Notes (i) mature on September 30, 2000; (ii) currently bear interest at the rate of 9.5% per annum which rate may fluctuate in accordance with the prime rate, but may not fall below 8% nor rise above 10% per annum; (iii) are convertible into common stock of the Company at the rate of $7.50 per share; (iv) are subordinated to Senior Indebtedness (as defined) of the Company and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain change of control events, holders of the Notes have the right to have their Notes redeemed at par.

<Page 18>

     At March 31, 1996 and December 31, 1995, the Company had working capital of $26.2 million and $26.0 million, respectively, and a ratio of current assets to current liabilities of 2.45 to 1 and 2.60 to 1, respectively.

     Subsequent to March 31, 1996, the Company's lenders provided the Company with a new $2.5 million inventory sub-facility and a new $2.0 equipment sub-facility (which under certain circumstances may increase to $4.0 million), in each case, within the Company's $25.0 million secured revolving line of credit. The Company believes that internally generated funds and borrowings under its current or a replacement credit facility will be sufficient to finance the Company's future funding requirements for the near term. If, however, an unexpectedly high portion of the Company's potential new business includes Collateralized Advances (especially Collateralized Advances secured by assets other than equipment), internally generated funds and borrowings under the Company's existing credit facility may not be sufficient to fund such new business. Under such circumstances the Company would attempt to negotiate the borrowing base in its existing credit facility to allow the Company to borrow greater amounts from its primary lender(s) and thereby support the growth in Collateralized Advances. If those negotiations were unsuccessful, there is no assurance that the Company could attract sufficient capital to enable the Company to pursue its strategy of making additional Collateralized Advances.








































<Page 19>

PART II -OTHER INFORMATION

ITEM 1. -LEGAL PROCEEDINGS

     The Company is a defendant in White, Trustee v. Allstate Financial Corporation pending in the U.S. Bankruptcy Court for the Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"). Lyons was the subject of a leveraged buy-out and subsequently filed a bankruptcy petition. In 1991, the Lyon's trustee brought an action against the Company claiming, inter alia, fraudulent transfer and breach of contract. A summary judgment was granted in favor of the Company which reduced the fraudulent transfer claim by $1.6 million. As a consequence, the remaining fraudulent transfer claim was approximately $1,000,000. The trustee has not actively pursued the breach of contract claim. In late 1994, the Company reached a settlement agreement with the Lyons trustee, subject to approval by the bankruptcy court, which would have released the Company from all claims upon the payment of $300,000. In connection with the settlement, the Company paid and added $300,000 to the provision for credit losses in 1994. A creditor in the bankruptcy proceeding, Sherwin-Williams Company, objected to the proposed settlement amount and, in March 1995, the objection, was sustained by the bankruptcy court. The Company appealed the order sustaining the objection, but in April 1996 the appellate court exercised its discretion not to hear the appeal at that time. The $300,000 previously paid by the Company was returned to the Company in April 1996. Management expects this litigation to resume in the District Court, but does not believe at this time that the Company has a material exposure on the fraudulent transfer claim in excess of the previously agreed upon settlement amount.

     In connection with the same transaction, the Company was also named in January 1994 as a defendant in Sherwin-Williams Company v. Robert Castello et. al. pending in the United States District Court for the Northern District of Ohio. Sherwin-Williams is suing all parties with any involvement in the transaction to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and the bankruptcy litigation arising therefrom. Sherwin-Williams asserts that it has or will incur pension fund liabilities and other liabilities as a result of the transaction in the approximate amount of $11 million and has asserted claims against the Company in that amount. The complaint seeks relief against the Company based upon a claim of "misrepresentation" without a specific identification of the alleged misrepresentation made by the Company. Management does not believe the litigation will have a material effect on the financial position or results of operations of the Company because, in management's opinion, the claims are without merit. The Company filed a motion to dismiss the claims and a motion to stay discovery pending a ruling on the motion to dismiss. The motion to stay discovery was granted and, in March 1996, a federal magistrate recommended to the District Court that the Company's motion to dismiss be granted.

     The Company is a defendant in Harold B. Murphy, Chapter 7 Trustee v. Allstate Financial Corporation, et al. pending in the U.S. Bankruptcy Court in the District of Massachusetts. The Company factored the accounts receivable of Clearpoint Research Corporation ("CRC") from late 1992 through early 1993. In July 1993 CRC filed a petition in bankruptcy, after the Company had collected all amounts owed to it. The bankruptcy trustee has sued the Company seeking recovery of alleged preferential transfers made during the course of the factoring relationship. The bankruptcy trustee alleges that the Company did not properly perfect its security interest in the accounts receivable. No specific damage amount is specified in the complaint but it is assumed the bankruptcy trustee is seeking recovery of the full amount of accounts receivables collected (approximately $4 million). The Company has filed an answer to the complaint denying the substantive allegations asserted by the bankruptcy trustee. The Company has also filed a motion to remove the action

<Page 20>

to federal district court. The motion is currently pending. The Company believes it has a number of strong defenses to the complaint and intends to vigorously defend all claims. The litigation is in a preliminary stage and the probability of an unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time.

     As previously disclosed in the Company's Form 10-QSB for the quarter ended March 31, 1995, the Company has reached a settlement with the Trustee in the bankruptcy of Premium Sales Corporation, a former client of one of the Company's wholly-owned subsidiaries. The settlement is intended to be a full release of any and all claims between the Company (and its subsidiaries) and the Trustee including, without limitation, any alleged preference liability of the Company and its subsidiaries. The settlement was approved by the bankruptcy court in January 1996. The settlement will become fully effective and the settlement monies will be disbursed at the time a plan of distribution in the Premium Sales Corporation bankruptcy is approved by the bankruptcy court. The impact of this settlement has been reflected in the Company's financial statements.

     Except as described above, the Company is not party to any litigation other than routine proceedings incidental to its business, and the Company does not expect that these proceedings will have a material adverse effect on the Company. From time to time, the Company is required to initiate litigation to collect amounts owed by former clients, guarantors or obligors. In connection with such litigation, the Company periodically encounters counterclaims by defendant(s) for material amounts. Such counterclaims are typically without any factual basis and, management believes, are usually asserted for defensive purposes by the litigant.


ITEM 4. -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. -OTHER INFORMATION

          None.

ITEM 6(a). -EXHIBITS

     Amendment to Exhibit 10.7 - Revolving Credit and Security Agreement dated as of May 13, 1994, among the Company, the Lenders party thereto and IBJ Schroder Bank & Trust Company (as Lender and as Agent), as amended to March 4, 1996.

          Ninth Amendment dated as of April 26, 1996

ITEM 6(b). -REPORTS ON FORM 8-K
          None.













<Page 21>
                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALLSTATE FINANCIAL CORPORATION



Date:   May 14, 1996                Lawrence M. Winkler
        ------------               -------------------
                                   Lawrence M. Winkler
                                   Secretary/Treasurer
                                   Chief Financial Officer