Form 10QSB
period 1996-06-30
ALLSTATE FINANCIAL CORP /VA/
filed 1996-08-14
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED JUNE 30, 1996          COMMISSION FILE NUMBER 0-17832

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

2,316,853 Common Shares were outstanding as of June 30, 1996.

                         ALLSTATE FINANCIAL CORPORATION
                                   FORM 10-QSB
                                      INDEX

                                                                          Page
                                                                          Number
Part I.  Financial Information

  Item 1 -  Financial Statements

  Consolidated Balance Sheets at June 30, 1996 (Unaudited)
  and December 31, 1995                                                     1-2

  Consolidated Statements of Income Three and Six Months Ended
  June 30, 1996 and 1995 (Unaudited)                                          3

  Consolidated Statements of Shareholders' Equity Three
  Months Ended June 30, 1996 (Unaudited) and Year Ended
  December 31, 1995                                                           4

  Consolidated Statements of Cash Flows Six Months Ended
  June 30, 1996 and 1995 (Unaudited)                                        5-6

  Notes to Consolidated Financial Statements                                7-9

  Item 2 - Management's Discussion and Analysis of Results of
           Operations and Financial Conditions                            10-21

Part II.
  Item 1 -  Legal Proceedings                                             22-23

  Item 4 -  Submission of Matters To a Vote of Security Holders              23

  Item 5 -  Other Information                                             23-24

  Item 6 -  Exhibits and Reports on Form 8-K                                 24

Signatures                                                                   25

                                       PART I - FINANCIAL INFORMATION


                                  ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                                          June 30,                December 31,
                                                                            1996                      1995
                                                                          --------                ------------
                                                                         (Unaudited)

                                                      ASSETS
                                                      ------


CURRENT ASSETS:
  Cash                                                                   $ 3,019,742               $   754,295
    Receivables:
      Finance, net                                                        26,222,598                32,670,706
      Purchased life insurance contracts, net                              4,231,311                 4,292,332
      Other                                                                2,848,568                 2,756,342

    Prepaid expenses                                                         194,048                   204,823

    Prepaid income taxes                                                   1,782,174                   722,081

    Deferred income taxes                                                    893,000                   893,000
                                                                         -----------               -----------
      TOTAL CURRENT ASSETS                                                39,191,441                42,293,579

PROPERTY AND EQUIPMENT, Net                                                  534,000                   537,629

OTHER ASSETS                                                               1,132,549                 2,049,323
                                                                         -----------               -----------
                                                                         $40,857,990               $44,880,531
                                                                         ===========               ===========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       ------------------------------------


CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $   639,440               $   292,602
   Notes payable                                                          11,160,128                13,516,938
   Note payable-related party                                                103,000                   103,000
   Credit balances of factoring clients                                    2,098,502                 2,333,729
                                                                         -----------               -----------
      TOTAL CURRENT LIABILITIES                                           14,001,070                16,246,269

                                See Notes to Consolidated Financial Statements

                                                         1


                                  ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                                    (continued)


                                                                            June 30,               December 31,
                                                                              1996                    1995
                                                                            --------               ------------
                                                                          (Unaudited)

NONCURRENT PORTION OF NOTES PAYABLE:
   Related parties                                                            60,174                    58,788
   Convertible Subordinated Notes                                          4,986,000                 2,838,000
   Other                                                                       7,110                     7,110
                                                                         -----------               -----------
      TOTAL LIABILITIES                                                   19,054,354                19,150,167
                                                                         -----------               -----------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 2,000,000
      shares with no par value; no shares
      issued or outstanding                                                     -                         -

    Common stock,  authorized  10,000,000  shares with no par value;  issued and outstanding 2,316,853 shares at June 30, 1996 and
      2,655,128 at December 31, 1995                                          40,000                    40,000

    Additional paid-in-capital                                            18,852,312                18,852,312

    Treasury Stock (785,475 shares at June 30,
    1996 and 447,200 shares at December 31, 1995)                         (5,042,579)               (2,871,901)

    Retained Earnings                                                      7,953,903                 9,709,953
                                                                         -----------               -----------
      TOTAL SHAREHOLDERS' EQUITY                                          21,803,636                25,730,364
                                                                         -----------               -----------

                                                                         $40,857,990               $44,880,531
                                                                         ===========               ===========

                                See Notes to Consolidated Financial Statements




                                  ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                               Three Months Ended June 30,           Six Months Ended June 30,
                                                              ----------------------------        ------------------------------
                                                                 1996              1995              1996                1995
                                                              ----------        ----------        ----------          ----------

INCOME:
  Earned discounts                                            $2,722,140        $2,420,653        $5,055,961          $5,298,299
  Fees and other income                                          563,398           649,726         1,115,250           1,056,151
                                                             -----------        ----------       -----------          ----------
                                                               3,285,538         3,070,379         6,171,211           6,354,450
                                                             -----------        ----------       -----------          ----------

EXPENSES:
  Compensation and fringe benefits                               995,894           753,069         1,846,381           1,560,549
  General and administrative expense                             941,088           730,759         1,551,722           1,338,997
  Interest expense                                               426,983           166,020           782,343             424,526
  Provision for credit losses                                  3,928,570           610,500         4,552,229           1,911,600
  Commission                                                      36,145            72,846           225,786             134,717
                                                             -----------        ----------       -----------          ----------
      TOTAL EXPENSES                                           6,428,680         2,333,194         8,958,461           5,370,389
                                                             -----------        ----------       -----------          ----------

INCOME/(LOSS) BEFORE INCOME TAX                               (3,143,142)          737,185        (2,787,250)            984,061

INCOME TAXES/(BENEFIT)                                        (1,162,900)          271,500        (1,031,200)            362,500
                                                             -----------        ----------       -----------          ----------

NET INCOME/(LOSS)                                            $(1,980,242)       $  465,685       $(1,756,050)         $  621,561
                                                             ===========        ==========       ===========          ==========

NET INCOME/(LOSS) PER SHARE                                  $(      .85)       $      .15       $(      .75)         $      .20
                                                             ===========        ==========       ===========          ==========

WEIGHTED AVERAGE
   NUMBER OF SHARES                                            2,316,853         3,102,328         2,339,157           3,102,328
                                                               =========         =========         =========           =========

                                See Notes to Consolidated Financial Statements





                                  ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           YEAR ENDED DECEMBER 31, 1995
                                  AND SIX MONTHS ENDED JUNE 30, 1996 (Unaudited)


                                                     Common             Paid in               Treasury             Retained
                                                      Stock             Capital                 Stock              Earnings
                                                     ------             -------              ----------           ----------



BALANCE - January 1, 1995                             $40,000         $18,852,312            $      -             $9,228,853

  Exchange of Convertible
  Subordinated Notes for
  447,200 shares of common stock                         -                    -               (2,871,901)               -

  Net Income                                             -                    -                     -                481,100
                                                      -------         -----------            -----------          ----------

BALANCE - December 31, 1995                            40,000          18,852,312             (2,871,901)          9,709,953

   Exchange of Convertible
   Subordinated Notes for
   338,275 shares of common stock                        -                  -                 (2,170,678)               -

  Net Loss                                               -                  -                       -             (1,756,050)
                                                      -------         -----------            -----------          ----------

BALANCE - June 30, 1996                               $40,000         $18,852,312            $(5,042,579)         $7,953,903
                                                      =======         ===========            ===========          ==========









                                See Notes to Consolidated Financial Statements

                                                         4





                                  ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                    Six Months Ended June 30,
                                                                                 --------------------------------
                                                                                    1996                 1995
                                                                                 -----------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                              $(1,756,050)        $    621,561
  Adjustments to reconcile net income/(loss)
    to cash provided by operating activities:
    Depreciation - net                                                                 1,800               69,114
    Provision for credit losses                                                    4,552,229            1,911,600
    Changes in operating assets and liabilities:
      (Increase)/decrease in other receivables                                       (92,226)             244,937
      (Increase)/decrease in prepaid expenses
        and other current assets                                                      10,775             ( 67,659)
      Decrease in other assets                                                       916,774               66,030
      Increase in accounts payable
        and accrued expenses                                                         346,838               18,953
      Increase in settlement payable                                                    -               1,400,000
      Increase in prepaid income taxes                                            (1,060,093)             (22,258)
                                                                                 -----------          -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          2,980,047            4,242,278
                                                                                 -----------          -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of finance receivables, including
    accounts receivable, secured advances,
    repurchases and life insurance contracts                                     (94,407,704)         (81,075,404)
  Collection of finance receivables, including
    accounts receivable, secured advances,
    repurchases and life insurance contracts                                      96,364,604           84,025,272
  Increase in credit balances of factoring
    clients                                                                         (235,227)            (256,851)
  Purchase of property and equipment                                                 (58,171)            (138,239)
                                                                                 -----------          -----------
 NET CASH PROVIDED BY
  INVESTING ACTIVITIES                                                             1,663,502            2,554,778
                                                                                 -----------          -----------

                                See Notes to Consolidated Financial Statements

                                                         5



                                  ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                    (continued)


                                                                                    Six Months Ended June 30,
                                                                                 --------------------------------
                                                                                    1996                 1995
                                                                                 -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and
    other borrowings                                                              29,786,262           30,265,380
  Principal payments on line of credit
    and other borrowings                                                         (32,141,686)         (37,617,183)
  Treasury Stock Acquisition Costs                                                   (22,678)                -
                                                                                 -----------          -----------

NET CASH (USED) IN
  FINANCING ACTIVITIES                                                            (2,378,102)          (7,351,803)
                                                                                 -----------           ----------

INCREASE (DECREASE) IN CASH                                                        2,265,447           (  554,747)

CASH, Beginning of period                                                            754,295            1,763,930
                                                                                 -----------          -----------

CASH, End of period                                                              $ 3,019,742          $ 1,209,183
                                                                                 ===========          ===========



SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW  INFORMATION:
    Interest paid                                                                $   781,652          $   424,526
                                                                                 ===========          ===========

    Income taxes paid                                                            $    28,897          $      -
                                                                                 ===========          ===========

SUPPLEMENTAL SCHEDULE OF
  NONCASH ACTIVITIES:
    Transfer of finance and
      other receivables to
      other assets                                                               $   560,655          $      -
                                                                                 ===========          ===========

    Issuance of Convertible
      Subordinated Notes in
      exchange for Common Stock                                                  $ 2,148,000          $      -
                                                                                 ===========          ===========


                                 See Notes to Consolidated Financial Statements


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. General. The consolidated financial statements of Allstate Financial Corporation (the "Company") included herein are unaudited for all periods ended June 30, 1996 and 1995; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2. Net income/(loss) per share. Net income/(loss) per share of common stock has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the periods presented. For the quarters ended June 30, 1996 and 1995, weighted average shares outstanding were 2,316,853 and 3,102,328, respectively. At June 30, 1996 and December 31, 1995 there were 23,400 and 42,167 stock options outstanding, respectively, at exercise prices ranging from $5.375 to $14.00 per share. During the year ended December 31, 1995, 53,470 options were forfeited. There were no options exercised during 1995 or during the six months ended June 30, 1996.

3. Line of credit. As of June 30, 1996, the Company had approximately $14.7 million available under a $25.0 million secured revolving line of credit. Borrowings under the credit facility bear interest at the bank's base rate plus
 .75%. The current maturity date of this credit facility is May 13, 1997. The Company is subject to restrictive covenants which are typical in revolving credit facilities of this type.

     As of June 30, 1996, Lifetime Options, Inc., a Viatical Settlement Company ("Lifetime Options"), a wholly owned subsidiary of the Company, had approximately $1.1 million available under a $2.0 million revolving line of credit and an additional $1.5 million available under a
$4
million availability from the Company. Lifetime Options' revolving line of credit: (i) is payable on demand and, if no demand is made, on December 31, 1996; (ii) bears interest at the prime rate of interest plus 1%; and (iii) is collateralized by specific purchased life insurance contracts.

4. Convertible Subordinated Notes Payable. As of June 30, 1996, the Company had outstanding $4,986,000 in aggregate principal amount of Convertible Subordinated Notes issued in exchange for 785,475 shares of common stock of the Company. The Notes (i) mature on September 30, 2000; (ii) currently bear interest at the rate of 9.5% per annum which rate may fluctuate in accordance with the prime rate, but may not fall below 8% nor rise above 10% per annum; (iii) are convertible into common stock of the Company at the rate of $7.50 per share; (iv) are subordinated to Senior Indebtedness (as defined) of the Company and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain change of control events, holders of the Notes have the right to have their Notes redeemed at par.

5. Certain Contingencies. The Company is a defendant in White, Trustee v. Allstate Financial Corporation pending in the U.S. Bankruptcy Court for the Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"). Lyons was the subject of a leveraged buy-out and subsequently filed a bankruptcy petition. In 1991, the Lyon's trustee brought an action against the Company claiming, among other things, fraudulent transfer and breach of contract. A summary judgement was granted in favor of the Company which reduced the fraudulent transfer claim by $1.6 million. As a consequence, the remaining fraudulent transfer claim was approximately $1,000,000. The trustee has not actively pursued the breach of contract claim. In late 1994, the Company reached a settlement agreement with the Lyons trustee, subject to approval by the bankruptcy court, which would have released the Company from all claims upon the payment of $300,000. In connection with the settlement, the Company paid and added $300,000 to the provision for credit losses in 1994. A creditor in the bankruptcy proceeding, Sherwin-Williams Company, objected to the proposed settlement amount and, in March 1995, the objection was sustained by the bankruptcy court. The Company appealed the order sustaining the objection, but in April 1996 the appellate court exercised its discretion not to hear the appeal at that time. The $300,000 previously paid by the Company was returned to the Company in April 1996. Management expects this litigation to resume in the District Court, but does not believe at this time that the Company has a material exposure on the fraudulent transfer claim in excess of the previously agreed upon settlement amount.

        In connection with the same transaction, the Company was also named in January 1994 as a defendant in Sherwin-Williams Company v. Robert Castello et. al. pending in the United States District Court for the Northern District of Ohio. Sherwin-Williams is suing all parties with any involvement in the transaction to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and the bankruptcy litigation arising therefrom. Sherwin-Williams asserts that it has or will incur pension fund liabilities and other liabilities as a result of the transaction in the approximate amount of $11 million and has asserted claims against the Company in that amount. The complaint asserts, among other things, that the purchasers of Lyons breached their purchase agreement with Sherwin-Williams by pledging the assets of Lyons to the Company to obtain the down payment. The Company was not a party to the purchase agreement. The complaint seeks relief against the Company based upon a claim of "acting in concert" and "misrepresentation" in connection with this purchase agreement without a specific identification of the alleged misrepresentation made by the Company. The Company filed a motion to dismiss the claims and a motion to stay discovery pending a ruling on the motion to dismiss. The motion to stay discovery was granted and, in March 1996, a federal magistrate recommended to the District Court that the Company's motion to dismiss be granted. Prior to the District Court ruling on the magistrate's recommendation, Sherwin-Williams filed an amended complaint. The amended complaint retains the claims for "acting in concert" and "misrepresentation" and adds two additional claims for "civil conspiracy" and "tortious interference with contract". The two new claims arise from essentially the same allegations set forth in the earlier claims, i.e., that the Company assisted in the breach of the purchase agreement. Management does not believe the litigation will have a material effect on the financial position or results of operations of the Company because, in management's opinion, the claims are without merit.

        The Company is a defendant in Harold B. Murphy, Chapter 7 Trustee v. Allstate Financial Corporation, et al. pending in the U.S. Bankruptcy Court in the District of Massachusetts. The Company factored the accounts receivable of Clearpoint Research Corporation ("CRC") from late 1992 through early 1993. In July 1993 CRC filed a petition in bankruptcy, after the Company had collected all amounts owed to it. The bankruptcy trustee has sued the Company seeking recovery of alleged preferential transfers made during the course of the factoring relationship. The bankruptcy trustee alleges that the Company did not properly perfect its security interest in the accounts receivable. No specific damage amount is specified in the complaint but it is assumed the bankruptcy trustee is seeking recovery of the full amount of accounts receivables collected (approximately $4 million). The Company has filed an answer to the complaint denying the substantive allegations asserted by the bankruptcy trustee. The Company has removed the action to federal district court. The motion is currently pending. The Company believes it has a number of strong defenses to the complaint and intends to vigorously defend all claims. The litigation is in a preliminary stage and the probability of an unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time.

        As previously disclosed in the Company's Form 10-QSB for the quarter ended June 30, 1995, the Company has reached a settlement with the Trustee in the bankruptcy of Premium Sales Corporation, a former client of one of the Company's wholly-owned subsidiaries. The settlement is intended to be a full release of any and all claims between the Company (and its subsidiaries) and the Trustee including, without limitation, any alleged preference liability of the Company and its subsidiaries. The settlement was approved by the bankruptcy court in January 1996. The settlement will become fully effective and the settlement monies will be disbursed at the time a plan of distribution in the Premium Sales Corporation bankruptcy is approved by the bankruptcy court. The impact of this settlement has been reflected in the Company's financial statements.

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

6. Resolution of Subsequent Event. As disclosed in the Company's Form 10-QSB for the quarter ended March 31, 1996, on May 13, 1996, the Company lost a lawsuit as plaintiff against Comerica Bank. Due to the adverse result in that lawsuit, the Company has in the second quarter of 1996 taken a $950,000 charge against the allowance for credit losses (including approximately $350,000 allocable to the legal fees and expenses of Comerica Bank and write off of approximately $600,000 in "other receivables" appearing on the Company's balance sheet at March 31,
1996).

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company's principal business is the discounted purchase of accounts receivable, usually on a full recourse, full notification basis. In addition, the Company also makes advances collateralized by inventory, equipment and real estate (collectively, "Collateralized Advances"). The Company has elected to more aggressively pursue the making of Collateralized Advances, as it perceives the need by its targeted customers for such funding and such funding is not readily available from many of the Company's competitors. As of June 30, 1996, Collateralized Advances constituted approximately 41% of the Company's portfolio of finance receivables. On occasion, the Company will provide other specialized financing structures which satisfy the unique requirements of the Company's clients. The Company also provides its clients with letters of guaranty, arranges for the issuance of letters of credit for its clients and provides other related financial services.

         The Company's clients are small- to medium-sized businesses with annual revenues typically ranging between $600,000 and $50,000,000. The Company's clients do not typically qualify for traditional bank or asset-based financing because they are either too new, too small, undercapitalized (or over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank or traditional, asset-based lender. Accordingly, there is a significant risk of default and client failure inherent in the Company's business. The Company addresses these risks in various ways, including: (i) the Company thoroughly evaluates the collateral to be made available by each client; (ii) the Company usually collects its factored accounts receivable directly from account debtors, which are frequently (though not always) large, creditworthy companies or governmental entities; (iii) the Company purchases, or takes a first priority security interest in, all accounts receivable of each client;
(iv) the Company takes, whenever available, blanket liens on all of its clients' other assets and, when making Collateralized Advances, the Company employs what management believes to be conservative loan-to-value ratios based on auction or liquidation value appraisals performed by independent appraisers; (v) the Company usually requires personal guaranties (either unlimited guaranties or validity guaranties limited to the validity and collectibility of factored accounts receivable) from its clients' principals; (vi) the Company actively monitors its portfolio of purchased accounts receivable, including the creditworthiness of account debtors and periodically evaluates the value of other collateral securing Collateralized Advances and (vii) the Company maintains loss reserves which management believes are adequate and appropriate for its business. Notwithstanding the foregoing, clients (and account debtors) may fail and the collateral available to the Company (together with personal guaranties) may prove insufficient to enable the Company to recover all amounts due in full.


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

         Before purchasing each policy, Lifetime Options has each insured's medical records reviewed by at least one independent physician who provides Lifetime Options with an opinion of the insured's life expectancy. Historically, Lifetime Options typically required up to three independent reviews but, based on its experience, management of Lifetime Options no longer believes multiple medical reviews are necessary. To date, the physician engaged by Lifetime Options has provided life expectancies which, on average, fairly approximate actual lifespans. However, there is no assurance that the physician engaged by Lifetime Options will in the future be able to perform as he has in the past. If the physician engaged by Lifetime Options were to systematically underestimate life expectancies or if life extending treatments (or a cure) were found for AIDS (almost all of the life insurance policies purchased by Lifetime Options to date have been purchased from individuals with AIDS), there would be a material adverse effect on the earnings of Lifetime Options. Lifetime Options relies on its independent physician to assist in monitoring medical advances (and potential medical advances). In particular, Lifetime Options' independent physician is closely monitoring the effects of a relatively new family of drugs known as protease inhibitors. These drugs, while not a cure for AIDS, may extend the lives of certain individuals infected with HIV.

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


                                                                      For the Three Months Ended June 30,
                                                             -----------------------------------------------------
                                                                     1996                      1995
                                                             --------------------       --------------------
                                                                                (Unaudited)

INCOME
  Earned discounts                                          $ 2,722,140     82.9%       $2,420,653     78.8%
  Fees and other income                                         563,398     17.1           649,726     21.2
                                                            -----------    -----        ----------    -----
   TOTAL INCOME                                               3,285,538    100.0         3,070,379    100.0
                                                            -----------    -----        ----------    -----

 EXPENSE
  Compensation and fringe benefits                              995,894     30.3           753,069     24.5
  General and administrative expense                            941,088     28.6           730,759     23.8
  Interest expense                                              426,983     13.0           166,020      5.4
  Provision for credit losses                                 3,928,570    119.6           610,500     19.9
  Commissions                                                   136,145      4.2            72,846      2.4
                                                            -----------    -----        ----------    -----
      TOTAL EXPENSES                                          6,428,680    195.7         2,333,194     76.0
                                                            -----------    -----        ----------    -----

INCOME/(LOSS) BEFORE INCOME TAXES                            (3,143,142)   (95.7)          737,185     24.0

INCOME TAXES/(BENEFIT)                                       (1,162,900)   (35.4)          271,500      8.8
                                                            -----------    -----        ----------    -----
NET INCOME/(LOSS)                                           $(1,980,242)   (60.3)%      $  465,685     15.2%
                                                            ===========    =====        ==========    =====

NET INCOME/(LOSS) PER SHARE                                 $     (0.85)                $      .15
                                                            ===========                 ==========

WEIGHTED AVERAGE
  NUMBER OF SHARES                                             2,316,853                  3,102,328
                                                               =========                  =========


                                       12



                                                                      For the Six Months Ended June 30,
                                                             -----------------------------------------------------
                                                                     1996                      1995
                                                             --------------------       --------------------
                                                                                (Unaudited)


INCOME
  Earned discounts                                           $ 5,055,961    81.9%       $5,298,299     83.4%
  Fees and other income                                        1,115,250    18.1         1,056,151     16.6
                                                             -----------   -----        ----------    -----

   TOTAL INCOME                                                6,171,211   100.0         6,354,450    100.0
                                                             -----------   -----        ----------    -----

EXPENSE
  Compensation and fringe benefits                             1,846,381    29.9         1,560,549     24.6
  General and administrative expense                           1,551,722    25.1         1,338,997     21.1
   Interest expense                                              782,343    12.7           424,526      6.7
   Provision for credit losses                                 4,552,229    73.8         1,911,600     30.0
   Commissions                                                   225,786     3.7           134,717      2.1
                                                             -----------   -----        ----------    -----
      TOTAL EXPENSES                                           8,958,461   145.2         5,370,389     84.5
                                                             -----------   -----        ----------    -----

INCOME (LOSS) BEFORE INCOME TAXES                             (2,787,250)  (45.2)          984,061     15.5

INCOME TAXES/(BENEFIT)                                        (1,031,200)  (16.7)          362,500      5.7
                                                             -----------   -----        ----------    -----

NET INCOME/(LOSS)                                            $(1,756,050)  (28.5)%      $  621,561      9.8%
                                                             ===========   =====        ==========    =====


NET INCOME/(LOSS) PER SHARE                                  $     (0.75)               $      .20
                                                             ===========                ==========

WEIGHTED AVERAGE
   NUMBER OF SHARES                                            2,339,157                  3,102,328
                                                               =========                  =========

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




                                                              For the Three Months Ended June 30,
                                                  -------------------------------------------------------
                                                            1996                             1995
                                                  ------------------------       ------------------------
                                                    Earned      % of Total         Earned      % of Total
                                                    Income        Income           Income        Income
                                                  ----------    ----------       ----------    ----------
Discount on Factored Accounts
  Receivable                                      $1,378,380       42.0%         $1,128,465       36.8%

Earnings on Collateralized
  Advances                                           884,727       26.9             769,619       25.1

Earnings on Purchased Life
Insurance Policies                                   186,467         5.7            283,441        9.2

Other Earnings                                       272,566         8.3            239,128        7.7
                                                  ----------       -----         ----------      -----
   Total                                           2,722,140        82.9          2,420,653       78.8

Fees and Other Income                                563,398        17.1            649,726       21.2
                                                  ----------       -----         ----------      -----

   Total Income                                   $3,285,538       100.0%        $3,070,379      100.0%
                                                  ==========       =====         ==========      =====




                                                              For the Six Months Ended June 30,
                                                  -------------------------------------------------------
                                                            1996                             1995
                                                  ------------------------       ------------------------
                                                    Earned      % of Total         Earned      % of Total
                                                    Income        Income           Income        Income
                                                  ----------    ----------       ----------    ----------
Discount on Factored Accounts
  Receivable                                      $2,562,245       41.5%         $2,747,871       43.2%

Earnings on Collateralized
  Advances                                         1,660,635       26.9           1,555,553       24.5

Earnings on Purchased Life
Insurance Policies                                   342,072        5.5             510,827        8.1

Other Earnings                                       491,009        8.0             484,048        7.6
                                                  ----------       -----         ----------      -----
   Total                                           5,055,961       81.9           5,298,299       83.4

Fees and Other Income                              1,115,250       18.1           1,056,151       16.6
                                                  ----------       -----         ----------      -----

   Total Income                                   $6,171,211      100.0%         $6,354,450      100.0%
                                                  ==========      =====          ==========      =====


        Total income decreased 2.9% in the first half of 1996 from the same period in 1995, from $6.4 million to $6.2 million; total income increased 7.0% for the second quarter of 1996 over the same period in 1995, from $3.1 million to $3.3 million. Earned discounts from factored accounts receivable decreased 6.8%, from $2.7 million to $2.6 million in the first half of 1996 versus the first half of 1995. In the second quarter earned discounts from factored accounts increased 22.1% to $1.4 million from $1.1 million. Earned discounts from factored accounts receivable as a percentage of total factored accounts receivable purchased were 3.4% and 4.4% in the first halves of 1996 and 1995, respectively; in the second quarters of 1996 and 1995, earned discounts were 3.5% and 3.7%, respectively, of factored accounts receivable purchased. The reduction during the first half of 1996 versus 1995 in the average earned discount from factored accounts receivable reflects the downward pressure on pricing from competition in the Company's core factoring business. In the first half of 1996 and 1995, earned discounts from factored accounts receivable accounted for 41.5% and 43.2%, respectively, of total income. In the second quarters of 1996 and 1995 earned discounts from factored accounts receivable accounted for 42.0% and 36.8%, respectively, of total income.

         Earned discounts from Collateralized Advances increased approximately 6.8% in the first half of 1996 over the comparable period in 1995, from approximately $1.6 million to $1.7 million and increased approximately 15.0% in the second quarter of 1996 over the same quarter in 1995, from approximately $770 thousand to $885 thousand. In the first halves of 1996 and 1995, earned discounts from Collateralized Advances constituted approximately 26.9% and 24.5%, respectively, of total income. In the second quarters of 1996 and 1995, earned discounts from Collateralized Advances constituted 26.9% and 25.1%, respectively, of total income. Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month calculated generally on the highest outstanding amount of the Collateralized Advance during the month. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears. See Provision for Credit Losses below.

        As of June 30, 1996 and December 31, 1995, factored accounts receivable included on the Company's balance sheet were $16.6 million (53.5%) and $25.2 million (64.5%), respectively, of gross finance receivables. As of June 30, 1996 and December 31, 1995, Collateralized Advances included on the Company's balance sheet were $12.7 million (41.0%) and $10.8 million (27.8%), respectively, of gross finance receivables. The Company intends to pursue its strategy of making Collateralized Advances in conjunction with its core factoring business.

             Fees and other income remained relatively flat, approximately $1.1 million, in the first half of 1996 as compared to the same period in 1995. In the second quarter of 1996, fees and other income decreased approximately 13.3% from the second quarter of 1995, from approximately $650 thousand to $563 thousand. The decrease for the second quarter of 1996 from the comparable period in 1995 is largely attributable to a reduction in application fees partially offset by an increase in facility fees. In addition, in the second quarter of 1995, the Company collected a one-time brokerage fee of $25,000 which accounts for approximately 28.0% of the decrease.

        Compensation and Fringe Benefits. In the first halves of 1996 and 1995, compensation and fringe benefits were $1.8 million (29.9% of total income) and $1.6 million (24.6% of total income), respectively. For the second quarters of 1996 and 1995, compensation and fringe benefits were $996 thousand (30.3% of total income) and $753 thousand (24.5% of total income), respectively. Within compensation and fringe benefits, executive compensation increased in the first half of 1996 as compared to the same period in 1995, from $474 thousand (7.5% of total income) to $714 thousand (11.6% of total income). Executive compensation also increased in the second quarter of 1996 as compared to the same period in 1995, from $237 thousand (7.7% of total income) to $419 thousand (12.8% of total income). All of the increases in 1996 in compensation and fringe benefits (including executive compensation) are chiefly the result of expenses associated with the severance of a key employee and costs associated with replacing that employee, including hiring a former Company executive on an interim basis to help identify and train the severed employee's replacement. The Company does not anticipate incurring any further costs associated with the severance of this employee.

        General and Administrative Expense. General and administrative expense was $1.6 million (25.1% of total income) as compared to $1.3 million (21.0% of total income) for the first halves of 1996 and 1995, respectively. For the second quarters of 1996 and 1995, general and administrative expense was $941 thousand (28.6% of total income) and $731 thousand (23.8% of total income), respectively. The increase for the first halves and second quarters of 1996 was primarily attributable to an increase in professional fees offset partially by decreases in licenses and taxes and duplicating expense. Professional fees were $754 thousand (12.2% of total income) in the first half of 1996 versus $419 thousand (6.6% of total income) in the first half of 1995 and were $507 thousand (15.4% of total income) in the second quarter of 1996 versus $245 thousand (8.0% of total income) in the first quarter of 1995. The increase in 1996 in professional fees was attributable, in part, to on-going litigation and, in part, to the final resolution of legal proceedings instituted in prior years. General and administrative expense (other than professional fees) for the six months ended June 30, 1996 and 1995 was $797 thousand (12.9%) and $920 thousand (14.4%), respectively. For the three months ended June 30, 1996 and 1995, general and administrative (other than professional fees) was $434 thousand (13.2%) and $486 thousand (15.8%), respectively.

        Interest Expense. Interest expense was $782 thousand (12.7% of total income) versus $425 thousand (6.7% of total income) for the first halves of 1996 and 1995, respectively, and $427 thousand (13.0% of total income) versus $166 thousand (5.4% of total income) for the second quarters of 1996 and 1995, respectively. The rise in interest expense is attributable to interest expense related to the Company's Convertible, Subordinated Notes issued in September 1995 and January 1996 and to an increase in the average daily balance outstanding on the Company's revolving lines of credit. Interest expense on the Convertible Subordinated Notes was $229 thousand (3.7%) in the first six months of 1996 and $118 thousand (3.6%) in the second quarter of 1996. The average daily outstanding balance on the Company's revolving lines of credit was $11.0 million and $8.6 million for the first halves of 1996 and 1995, respectively, and $12.4 million and $7.3 million for the three months ended June 30, 1996 and 1995, respectively. The average interest rate paid on the Company's revolving lines of credit decreased to 9.17% during the first half of 1996 from 9.38% during the first half of 1995 and to 9.12% during the second quarter of 1996 as compared to 9.38% during the second quarter of 1995.

        Provision for Credit Losses. Credit loss experience, the adequacy of underlying collateral, changes in the character and size of the Company's receivables portfolio and management's judgement are factors used in determining the provision for credit losses and the adequacy of the allowance for credit losses. Other factors given consideration in determining the adequacy of the allowance are the level of related credit balances of factoring clients and the current and anticipated impact of economic conditions on the creditworthiness of the Company's clients and account debtors. To mitigate the risk of credit loss, the Company, among other things: (I) thoroughly evaluates the collateral to be made available by each client; (ii) usually collects its factored accounts receivable directly from account debtors, which are frequently (though not always) large, creditworthy companies or governmental entities; (iii) purchases, or takes a first priority security interest in, all accounts receivable of each client; (iv) takes, whenever available, blanket liens on all of its clients' other assets and, when making Collateralized Advances, it employs what management believes to be conservative loan-to-value ratios based on auction or liquidation value appraisals performed by independent appraisers; (v) usually requires personal guaranties (either unlimited guaranties or guaranties limited to the validity and collectability of factored accounts receivable) from its clients' principals, and (vi) actively monitors its portfolio of factored accounts receivable, including the creditworthiness of account debtors and periodically evaluates the value of other collateral securing Collateralized Advances.

        The provision for credit losses was $4.6 million (73.8% of total income) for the first half of 1996 versus $1.9 million (30.0% of total income) for the first half of 1995 and $3.9 million (119.6% of total income) for the second quarter of 1996 versus $610 thousand (19.9% of total income) for the second quarter of 1995. The Company's provision for credit losses in the first quarter of 1995 included $1.3 million attributable to a settlement reached by the
Company with the bankruptcy trustee of Premium Sales Corporation, a former client of a wholly-owned subsidiary of the Company. See Part II, Item 1 - Legal Proceedings. Following certain events in the second quarter of 1996, management determined that it was necessary and appropriate to write off or write down nine non-performing assets totalling $4.2 million. Prior to the write-offs and write downs, these assets were included in non-earning receivables, other receivables and other assets on the Company's balance sheet. Included in the foregoing is approximately $950,000 (of which approximately $350,000 is for the legal fees and expenses of Comerica Bank) attributable to a lawsuit the Company lost as plaintiff against Comerica Bank (as disclosed in the Company's Form 10-QSB for the quarter ended March 31, 1996). The provision for credit losses in the second quarter of 1996 reflects the amount deemed necessary by management to enable the Company to charge the allowance for credit losses for the foregoing write-offs and to leave a balance in the allowance for credit losses deemed sufficient to cover potential future write-offs. The allowance for credit losses was 7.7% ($2.4 million) and 6.0% ($2.4 million) of gross finance receivables at June 30, 1996 and December 31, 1995, respectively.

        At June 30, 1996 the accrual of earnings was suspended on $850 thousand of gross finance receivables as compared to $1.6 million of gross finance receivables at December 31, 1995. In addition, "other receivables" and "other assets" appearing on the Company's balance sheet typically do not accrue earnings for financial statement purposes. The following table provides a summary of the Company's gross finance receivables (which includes primarily factored accounts receivable, Collateralized Advances and non-earning receivables), "other receivables" and "other assets" and information regarding the allowance for credit losses as of the dates indicated.

                                                                     As of June 30,
                                                                 ----------------------
                                                                   1996          1995
                                                                 -------        -------
                                                                 (Dollars in thousands)
Gross Finance Receivables, Other
  Receivables and Other Assets Data:
- ------------------------------------
Gross Finance Receivables                                        $30,989        $27,633
Non-Earning Receivables (also included
  in Gross Finance Receivables)                                      850          3,574
Other Receivables                                                  2,849          3,144
Other Assets (excluding miscellaneous)                               900          2,085

Allowance for credit losses:
- ----------------------------
Balance, January 1                                               $ 2,351        $ 2,511
Provision for credit losses                                        4,552          1,912
Receivables charged off                                           (4,523)        (1,566)
Recoveries                                                             4             42
                                                                 -------        -------
Balance, June 30                                                 $ 2,384        $ 2,899
                                                                 =======        =======



                                                                     As of June 30,
                                                                 ----------------------
                                                                   1996          1995
                                                                 -------        -------
                                                                 (Dollars in thousands)
Allowance for Credit Losses as a percent of:
- --------------------------------------------
Gross Finance Receivables                                           7.69%         10.49%
Non-Earning Receivables                                           280.45          81.10
Non-Earning Receivables, Other
  Receivables and Other Assets                                     51.84          32.93

As a percent of the sum of Gross
  Finance Receivables, Other
  Receivables and Other Assets:
- -------------------------------
Non-Earning Receivables                                             2.45          10.88
Other Receivables                                                   8.20           9.57
Other Assets                                                        2.59           6.35

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

        Commissions. Commission expense rose to $226 thousand (3.7% of total income) in the first half of 1996 from $135 thousand (2.1% of total income) in the first half of 1995 and to $136 thousand (4.2% of total income) in the second quarter of 1996 from $73 thousand (2.4% of total income) in the second quarter of 1995. The increase was the result of a larger portion of gross finance receivables acquired in 1996 being generated by commissioned brokers and other professionals to whom the Company paid referral fees.

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


Changes in Financial Condition

             The Company's total assets decreased 9.0% to $40.9 million at June 30, 1996 from $44.9 million at December 31, 1995. The decrease for the six months is primarily the result of the decrease in net finance receivables.

        Liquidity and Capital Resources. The Company's principal funding sources are the collection of factored accounts receivable, retained cash flow and external borrowings.

        As of June 30, 1996 the Company had approximately $14.7 million available under a $25.0 million secured revolving line of credit. The credit facility contains a $5.0 million sub-facility for the issuance of letters of credit and, as of April 1996, a new $2 million sub-facility (which under certain circumstances may increase to $4 million) the proceeds of which may be used by the Company to make advances to clients secured by machinery and equipment and a new $2.5 million sub-facility the proceeds of which may be used by the Company to make advances to clients secured by inventory. Borrowings under the credit facility bear interest at the bank's base rate plus .75%. The current maturity date of this credit facility is May 13, 1997. The Company is subject to covenants which are typical in revolving credit facilities of this type.

        As of June 30, 1996 Lifetime Options had approximately $1.1 million available under a $2.0 million line of credit and an additional $1.5 million available under a $4 million availability from the Company. Lifetime Options' revolving line of credit: (I) is payable on demand and, if no demand is made, on December 31, 1996; (ii) bears interest at the prime rate of interest plus 1% and
(iii) is collateralized by specific purchased life insurance contracts.

        As of June 30, 1996 and December 31, 1995, the Company had outstanding approximately $4,986,000 and $2,838,000, respectively, in aggregate principal amount of Convertible Subordinated Notes issued in exchange for shares of the Company's common stock. The Convertible Subordinated Notes outstanding at December 31, 1995 were issued in exchange for 447,200 shares of common stock and the Convertible Subordinated Notes outstanding at June 30, 1996 were issued in exchange for 785,475 shares of common stock (including the 447,200 shares of common exchanged prior to December 31, 1995). The Notes (I) mature on September 30, 2000; (ii) currently bear interest at the rate of 9.5% per annum which rate may fluctuate in accordance with the prime rate, but may not fall below 8% nor rise above 10% per annum; (iii) are convertible into common stock of the Company at the rate of $7.50 per share; (iv) are subordinated to Senior Indebtedness (as defined) of the Company and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain change of control events, holders of the Notes have the right to have their Notes redeemed at par.

        At June 30, 1996 the Company had working capital of $25.2 million and a ratio of current assets to current liabilities of 2.80 to 1 as compared to December 31, 1995 working capital of $26.0 million and a ratio of current assets to current liabilities of 2.60 to 1.





                      [THIS SPACE INTENTIONALLY LEFT BLANK]

PART II -OTHER INFORMATION

ITEM 1. -LEGAL PROCEEDINGS

        The Company is a defendant in White, Trustee v. Allstate Financial Corporation pending in the U.S. Bankruptcy Court for the Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"). Lyons was the subject of a leveraged buy-out and subsequently filed a bankruptcy petition. In 1991, the Lyon's trustee brought an action against the Company claiming, among other things, fraudulent transfer and breach of contract. A partial summary judgement was granted in favor of the Company which reduced the fraudulent transfer claim by $1.6 million. As a consequence, the remaining fraudulent transfer claim was approximately $1,000,000. The trustee has not actively pursued the breach of contract claim. In late 1994, the Company reached a settlement agreement with the Lyons trustee, subject to approval by the bankruptcy court, which would have released the Company from all claims upon the payment of $300,000. In connection with the settlement, the Company paid and added $300,000 to the provision for credit losses in 1994. A creditor in the bankruptcy proceeding, Sherwin-Williams Company, objected to the proposed settlement amount and, in March 1995, the objection, was sustained by the bankruptcy court. The Company appealed the order sustaining the objection, however, in April 1996 the appellate court exercised its discretion not to hear the appeal at that time. The $300,000 previously paid by the Company was returned to the Company in April 1996. Management expects this litigation to resume in the District Court, but does not believe at this time that the Company has a material exposure on the fraudulent transfer claim in excess of the previously agreed upon settlement amount.

        In connection with the same transaction, the Company was also named in January 1994 as a defendant in Sherwin-Williams Company v. Robert Castello et. al. pending in the United States District Court for the Northern District of Ohio. Sherwin-Williams is suing all parties with any involvement in the transaction to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and the bankruptcy litigation arising therefrom. Sherwin-Williams asserts that it has or will incur pension fund liabilities and other liabilities as a result of the transaction in the approximate amount of $11 million and has asserted claims against the Company in that amount. The complaint asserts, among other things, that the purchasers of Lyons breached their purchase agreement with Sherwin-Williams by pledging the assets of Lyons to the Company to obtain the down payment. The Company was not a party to the purchase agreement. The complaint seeks relief against the Company based upon a claim of "acting in concert" and "misrepresentation" in connection with this purchase agreement without a specific identification of the alleged misrepresentation made by the Company. The Company filed a motion to dismiss the claims and a motion to stay discovery pending a ruling on the motion to dismiss. The motion to stay discovery was granted and, in March 1996, a federal magistrate recommended to the District Court that the Company's motion to dismiss be granted. Prior to the District Court ruling on the magistrate's recommendation, Sherwin-Williams filed an amended complaint. The amended complaint retains the claims for "acting in concert" and "misrepresentation" and adds two additional claims for "civil conspiracy" and "tortious interference with contract". The two new claims arise from essentially the same allegations set forth in the earlier claims, i.e., that the Company assisted in the breach of the purchase agreement. Management does not believe the litigation will have a material effect on the financial position or results of operations of the Company because, in management's opinion, the claims are without merit.

        The Company is a defendant in Harold B. Murphy, Chapter 7 Trustee v. Allstate Financial Corporation, et al. pending in the U.S. Bankruptcy Court in the District of Massachusetts. The Company factored the accounts receivable of Clearpoint Research Corporation ("CRC") from late 1992 through early 1993. In July 1993 CRC filed a petition in bankruptcy, after the Company had collected all amounts owed to it. The bankruptcy trustee has sued the Company seeking recovery of alleged preferential transfers made during the course of the factoring relationship. The bankruptcy trustee alleges that the Company did not properly perfect its security interest in the accounts receivable. No specific damage amount is specified in the complaint but it is assumed the bankruptcy trustee is seeking recovery of the full amount of accounts receivables collected (approximately $4 million). The Company has filed an answer to the complaint denying the substantive allegations asserted by the bankruptcy trustee. The Company has removed the action to federal district court. The motion is currently pending. The Company believes it has a number of strong defenses to the complaint and intends to vigorously defend all claims. The litigation is in a preliminary stage and the probability of an unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time.

        As previously disclosed in the Company's Form 10-QSB for the quarter ended June 30, 1995, the Company has reached a settlement with the Trustee in the bankruptcy of Premium Sales Corporation, a former client of one of the Company's wholly-owned subsidiaries. The settlement is intended to be a full release of any and all claims between the Company (and its subsidiaries) and the Trustee including, without limitation, any alleged preference liability of the Company and its subsidiaries. The settlement was approved by the bankruptcy court in January 1996. The settlement will become fully effective and the settlement monies will be disbursed at the time a plan of distribution in the Premium Sales Corporation bankruptcy is approved by the bankruptcy court. The impact of this settlement has been reflected in the Company's financial statements.

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

ITEM 4. -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. -OTHER INFORMATION

          Effective July 1, 1996, the Company's Board of Directors was increased from seven (7) to nine (9) members and the seven Board members filled the vacancies created thereby with independent directors, Lawrence Vecker and Edward
A. McNally. Mr. Vecker has over 45 years experience in the commercial finance industry, including over 20 years with Congress Financial Corporation (a subsidiary of Corestates Financial Corp.) where his last position was Executive Vice President. Mr. Vecker is currently a managing director with a New York based merchant bank. Mr. McNally has over 25 years of commercial banking experience, including 17 years with National Westminster Bank USA where his last position was Senior Vice President. Since 1991, Mr. McNally has run his own management consulting firm providing services to the financial services industry. The Company's other independent directors are David W. Campbell, Alan L. Freeman, William H. Savage and James C. Spector. Mr. Campbell has over 23 years of banking experience, including 5 years as President and Chief Executive Officer of Ameribanc Savings Bank and 3 years as a Trustee of the Ameribanc Investors Group, a publicly held bank holding company; he is currently President of Southern Financial Bank in Warrenton, Virginia. Mr. Freeman has 30 years of experience in public accounting; he is currently a named partner in his own accounting firm and a former partner in Deloitte & Touche. Mr. Savage has over 30 years experience in real estate development and banking, including serving as the President and Chief Executive Officer of a publicly held real estate investment trust which later became Ameribanc Investors Group. Mr. Spector has over 35 years experience in the commercial finance industry, including over 30 years with Heller Financial, Inc. and its affiliates where his last position was executive vice president. Also effective July 1, 1996, Lawrence Winkler resigned from the Board of Directors and Leon Fishman was elected to fill the vacancy created thereby. The Company's Board of Directors is, for the first time since the Company's inception, comprised of a majority of Directors who are independent of the Company's management.

In addition to the foregoing Board changes, Leon Fishman resigned as the Company's President and Chief Executive Officer effective July 1, 1996. The Board of Directors elected Craig Fishman as President and Chief Executive Officer effective July 1, 1996. The Board of Directors also elected Peter D. Matthy as Executive Vice President and Chief Operating Officer. Mr. Matthy has over 27 years of commercial banking experience, including 15 years with IBJ Schroder Bank & Trust Company where his last position (in 1994) was Executive Vice President and member of the Management Committee. Since 1994 and prior to joining the Company, Mr. Matthy ran his own management and consulting firm providing services to the financial services industry.

ITEM 6(a). -EXHIBITS

             Amendments and Waivers to Exhibit 10.7 - Revolving Credit and Security Agreement dated as of May 13, 1994, among the Company, the Lenders party thereto and IBJ Schroder Bank & Trust Company (as Lender and as Agent), as amended to April 26, 1996:

                       Waiver dated as of May 13, 1996
                       Tenth Amendment and Waiver dated as of June 30, 1996

ITEM 6(b). -REPORTS ON FORM 8-K

          None.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ALLSTATE FINANCIAL CORPORATION



August 14, 1996                                  Lawrence M. Winkler
                                                 Secretary/Treasurer
                                                 Chief Financial Officer