Form 10QSB
period 1996-09-30
ALLSTATE FINANCIAL CORP /VA/
filed 1996-11-12
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 30, 1996      COMMISSION FILE NUMBER 0-17832

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

2,317,519 Common Shares were outstanding as of September 30, 1996.

                         ALLSTATE FINANCIAL CORPORATION
                                   FORM 10-QSB
                                      INDEX

                                                                          Page
                                                                        Number
Part I.  Financial Information

  Item 1 -  Financial Statements

   Consolidated Balance Sheets at September 30, 1996
   and December 31, 1995 ..................................................  1-2

   Consolidated Statements of Income Three and Nine Months Ended
   September 30, 1996 and 1995 ............................................    3

   Consolidated Statements of Shareholders' Equity Three
   Months Ended September 30, 1996 and Year Ended
   December 31, 1995 ......................................................    4

   Consolidated Statements of Cash Flows Nine Months Ended
   September 30, 1996 and 1995 ............................................  5-6

   Notes to Consolidated Financial Statements..............................  7-9

  Item 2 - Management's Discussion and Analysis of Results of
   Operations and Financial Conditions .................................... 9-19

Part II
  Item 1 -  Legal Proceedings .............................................   20

  Item 4 -  Submission of Matters To a Vote of Security Holders ...........   21

  Item 5 -  Other Information .............................................   21

  Item 6 -  Exhibits and Reports on Form 8-K ...........................   21-22

Signatures  ...............................................................   23

                       PART I - FINANCIAL INFORMATION

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                       1996             1995
                                                    -------------   ------------
                                                     (Unaudited)
                                     ASSETS
                                   ----------

CURRENT ASSETS:
  Cash ...........................................    $ 1,471,585    $   754,295
    Receivables:
      Finance, net ...............................     29,959,723     32,670,706
      Purchased life insurance contracts, net ....      4,499,389      4,292,332
      Other ......................................      3,575,826      2,756,342

    Prepaid expenses .............................        225,025        204,823

    Prepaid income taxes .........................      1,546,211        722,081

    Deferred income taxes ........................        893,000        893,000
                                                      -----------    -----------
      TOTAL CURRENT ASSETS .......................     42,170,759     42,293,579

PROPERTY AND EQUIPMENT, Net ......................        491,484        537,629

OTHER ASSETS .....................................        822,549      2,049,323
                                                      -----------    -----------
                                                      $43,484,792    $44,880,531
                                                      ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses .......     $   502,875     $   292,602
   Notes payable ...............................      12,840,215      13,516,938
   Note payable-related party ..................         103,000         103,000
   Credit balances of factoring clients ........       2,841,823       2,333,729
                                                     -----------     -----------
      TOTAL CURRENT LIABILITIES ................      16,287,913      16,246,269

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                     September 30,  December 31,
                                                         1996          1995
                                                     ------------   ------------
                                                      (Unaudited)
NONCURRENT PORTION OF NOTES PAYABLE:
  Related parties ..............                             60,532       58,788
  Convertible Subordinated Notes                          4,981,000    2,838,000
  Other ........................                              7,110        7,110
                                                         ----------   ----------
     TOTAL LIABILITIES .........                         21,336,555   19,150,167
                                                         ----------   ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, authorized 2,000,000
  shares with no par value; no shares
  issued or outstanding ........................             --              --

 Common stock, authorized 10,000,000 shares
  with no par value; issued and outstanding
  2,317,519 shares at September 30, 1996 and
  2,655,128 at December 31, 1995 ...............         40,000          40,000

 Additional paid-in-capital ....................     18,852,312      18,852,312

 Treasury Stock (785,475 shares at September 30,
  1996 and 447,200 shares at December 31, 1995)      (5,037,584)     (2,871,901)

  Retained Earnings ............................      8,293,509       9,709,953
                                                   ------------    ------------
   TOTAL SHAREHOLDERS' EQUITY ..................     22,148,237      25,730,364
                                                   ------------    ------------
                                                   $ 43,484,792    $ 44,880,531
                                                   ============    ============

                 See Notes to Consolidated Financial Statements

                                          ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)

                                                          Three Months Ended September 30,          Nine Months Ended September 30,
                                                          --------------------------------         ---------------------------------
                                                                 1996               1995                 1996               1995
                                                             -----------         ----------         ------------         -----------
INCOME:
  Earned discounts ..................................         $2,423,715         $2,578,345         $  7,479,676          $7,876,644
  Fees and other income .............................            499,802            600,245            1,615,052           1,656,397
                                                              ----------         ----------         ------------          ----------
                                                               2,923,517          3,178,590            9,094,728           9,533,041
                                                              ----------         ----------         ------------          ----------
EXPENSES:
  Compensation and fringe benefits ..................            737,910            785,161            2,584,291           2,345,710
  General and administrative expense ................            632,985            642,766            2,184,707           1,981,763
  Interest expense ..................................            360,627            205,307            1,142,970             629,833
  Provision for credit losses .......................            527,341            859,000            5,079,570           2,770,600
  Commission ........................................            126,248             64,928              352,034             199,645
                                                              ----------         ----------         ------------          ----------
      TOTAL EXPENSES ................................          2,385,111          2,557,162           11,343,572           7,927,551
                                                              ----------         ----------         ------------          ----------

INCOME/(LOSS) BEFORE INCOME TAXES ...................            538,406            621,428           (2,248,844)          1,605,490

INCOME TAXES/(BENEFIT) ..............................            198,800            228,700             (832,400)            591,200
                                                              ----------         ----------         ------------          ----------
NET INCOME/(LOSS) ...................................         $  339,606         $  392,728         $ (1,416,444)         $1,014,290
                                                              ==========         ==========         ============          ==========

NET INCOME/(LOSS) PER SHARE .........................         $      .15         $      .13         $      (0.61)         $      .33
                                                              ==========         ==========         ============          ==========

WEIGHTED AVERAGE NUMBER OF SHARES ...................          2,317,237          3,009,971            2,331,797           3,071,204
                                                              ==========         ==========         ============          ==========



                                          ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   YEAR ENDED DECEMBER 31, 1995
                                             AND NINE MONTHS ENDED SEPTEMBER 30, 1996


                                                           Common              Paid in             Treasury              Retained
                                                            Stock              Capital               Stock               Earnings
                                                         ----------           -----------        ------------         -------------
BALANCE - January 1, 1995 ........................          $40,000          $18,852,312          $        --           $ 9,228,853

  Exchange of Convertible
  Subordinated Notes for
  447,200 shares of common stock .................               --                   --           (2,871,901)                   --

  Net Income .....................................               --                   --                   --               481,100
                                                            -------          -----------          -----------           -----------

BALANCE - December 31, 1995 ......................          $40,000          $18,852,312           (2,871,901)            9,709,953
  Exchange of Convertible
   Subordinated Notes for
   338,275 shares of common stock ................               --                   --           (2,165,683)                   --

   Net (Loss) ....................................               --                   --                   --            (1,416,444)
                                                            -------          -----------          -----------           -----------

BALANCE - September 30, 1996 .....................          $40,000          $18,852,312          $(5,037,584)          $ 8,293,509
                                                            =======          ===========          ===========           ===========




















                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1996            1995
                                                     -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ................................   $(1,416,444)   $ 1,014,290
Adjustments to reconcile net income/(loss)
  to cash provided by operating activities:
  Depreciation - net .............................        97,400        106,104
  Provision for credit losses ....................     5,079,570      2,770,600
  Changes in operating assets and liabilities:
    (Increase)/Decrease in other receivables .....      (819,484)       186,966
    (Increase) in prepaid expenses ...............       (20,202)       (74,820)
    (Increase)/Decrease in other assets ..........     1,226,774        (40,982)
    Increase in accounts payable
      and accrued expenses .......................       210,273         85,979
    (Increase)/Decrease in prepaid income taxes ..      (824,130)       182,242
                                                     -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ......       3,533,757      4,230,379
                                                   -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of finance receivables, including
    accounts receivable, secured advances,
    repurchases and life insurance contracts ...    (142,451,717)  (121,242,831)
  Collection of finance receivables, including
    accounts receivable, secured advances,
    repurchases and life insurance contracts ...     139,876,073    123,398,808
  Increase (Decrease) in credit balances of
    factoring clients ..........................         508,094        (68,152)
  Purchase of property and equipment ...........         (51,255)      (140,689)
                                                   --------------   ------------

NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES .........................      (2,118,805)     1,947,136
                                                   --------------    -----------






                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1996               1995
                                                 -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and
    other borrowings .........................      45,155,265       51,228,768
  Principal payments on line of credit
    and other borrowings .....................     (45,830,244)     (57,371,467)
  Treasury Stock Acquisition Costs ...........         (22,683)          (1,726)
                                                  ------------     ------------
NET CASH (USED) IN
  FINANCING ACTIVITIES .......................        (697,662)      (6,144,425)

                                                  ------------     ------------
INCREASE (DECREASE) IN CASH ..................         717,290           33,090

CASH, Beginning of period ....................         754,295        1,763,930
                                                  ------------     ------------
CASH, End of period ..........................    $  1,471,585     $  1,797,020
                                                  ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Interest paid ............................    $  1,142,970     $    615,643
                                                  ============     ============

    Income taxes paid ........................    $         --     $    408,958
                                                  ============     ============

    Supplemental Schedule of
      Noncash Activities

    Transfer of finance and
      other receivables to
      other assets ...........................    $         --     $    125,000
                                                  ============     ============
    Issuance of Convertible
      Subordinated Notes in
      exchange for Common Stock ..............    $  2,148,000     $  2,838,000
                                                  ============     ============
    Issuance of Common Stock in exchange
      for Subordinated Notes .................    $      5,000     $         --
                                                  ============     ============






                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General.  The  consolidated   financial  statements  of  Allstate  Financial
Corporation (the "Company")  included herein are unaudited for all periods ended
September 30, 1996 and 1995; however, they reflect all adjustments which, in the opinion of  management,  are  necessary  to present  fairly the  results for the periods presented. Certain information and note disclosures normally included in financial  statements  prepared in accordance with generally accepted accounting principles have been condensed or omitted  pursuant to the rules and regulations of the  Securities  and  Exchange  Commission.  Allstate  Financial  Corporation
believes that the disclosures are adequate to make the information presented not misleading.  The  results  of  operations  for the three and nine  months  ended
September 30, 1996 are not  necessarily  indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2. Net income/(loss) per share. Net income/(loss) per share of common stock has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the periods presented. For the quarters ended
September 30, 1996 and 1995, weighted average shares outstanding were 2,317,237 and 3,009,971, respectively. At September 30, 1996 and December 31, 1995 there were 123,700 and 42,167 stock options outstanding, respectively, at exercise prices ranging from $5.375 to $14.00 per share. During the year ended December
31, 1995, 53,470 options were forfeited. There were no options exercised during 1995 or during the nine months ended September 30, 1996.

3. Line of credit. As of September 30, 1996, the Company had approximately $12.9 million available under a $25.0 million secured revolving line of credit.
Borrowings  under the credit facility bear interest at the bank's base rate plus
 .75%.  The current  maturity date of this credit  facility is May 13, 1997.  The
Company is subject to restrictive covenants which are typical in revolving credit facilities of this type.

     As of September 30, 1996,  Lifetime  Options,  Inc., a Viatical  Settlement
Company ("Lifetime Options"), a wholly owned subsidiary of the Company, had approximately $1.2 million available under a $2.0 million revolving line of credit and an additional $1.3 million available under a $4 million availability from the Company. Lifetime Options' revolving line of credit is payable on December 31, 1996; (ii) bears interest at the prime rate of interest plus 1%;
and (iii) is collateralized by specific purchased life insurance contracts.

4. Convertible Subordinated Notes Payable. As of September 30, 1996, the Company
had  outstanding   $4,981,000  in  aggregate  principal  amount  of  Convertible
Subordinated  Notes issued in exchange for 785,475 shares of common stock of the
Company.  The Notes (i)  mature on  September  30,  2000;  (ii)  currently  bear interest at the rate of 9.5% per annum which rate may  fluctuate  in  accordance with the prime  rate,  but may not fall  below 8% nor rise  above 10% per annum;
(iii) are convertible  into common stock of the Company at the rate of $7.50 per share; (iv) are subordinated to Senior  Indebtedness (as defined) of the Company and (v) were issued  pursuant to an indenture which contains  certain  covenants which are less restrictive than






those contained in the Company's secured revolving credit facility. Upon the occurrence of certain change of control events, holders of the Notes have the right to have their Notes redeemed at par.

5.  Certain  Contingencies.  The  Company is a  defendant  in White,  Trustee v.
Allstate  Financial  Corporation  pending in the U.S.  Bankruptcy  Court for the
Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"). Lyons was the subject of a leveraged buy-out and subsequently filed a bankruptcy petition. In 1991, the Lyon's trustee brought an action against the Company claiming, among other things, fraudulent transfer and breach of contract. A summary judgement was granted in favor of the Company which reduced the fraudulent transfer claim by $1.6 million. As a consequence, the remaining fraudulent transfer claim was approximately $1,000,000. In late 1994, the Company reached a settlement agreement with the Lyons trustee, subject to approval by the bankruptcy court, which would have released the Company from all claims upon the payment of $300,000. In connection with the settlement, the Company paid and added $300,000 to the provision for credit losses in 1994. A creditor in the bankruptcy proceeding, Sherwin-Williams Company, objected to the proposed settlement amount and, in March 1995, the objection was sustained by the bankruptcy court. The
Company appealed the order sustaining the objection, but in April 1996 the appellate court exercised its discretion not to hear the appeal at that time.
The $300,000 previously paid by the Company was returned to the Company in April
1996. The matter is currently being litigated in the District Court. Management does not believe at this time that the Company has a material exposure significantly in excess of the previously agreed upon settlement amount.

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







        The Company is a  defendant  in Harold B.  Murphy,  Chapter 7 Trustee v.
Allstate Financial Corporation, et al. pending in the U.S. Bankruptcy Court in the District of Massachusetts. The Company factored the accounts receivable of Clearpoint Research Corporation ("CRC") from late 1992 through early 1993. In
July 1993 CRC filed a petition in bankruptcy, after the Company had collected all amounts owed to it. The bankruptcy trustee has sued the Company seeking recovery of alleged preferential transfers made during the course of the factoring relationship. The bankruptcy trustee alleges that the Company did not properly perfect its security interest in the accounts receivable. No specific damage amount is specified in the complaint but it is assumed the bankruptcy trustee is seeking recovery of the full amount of accounts receivables collected
(approximately $4 million). The Company has filed an answer to the complaint denying the substantive allegations asserted by the bankruptcy trustee. The
Company has removed the action to federal district court. The Company has filed a motion for summary judgement which is currently pending before the District
Court. In the event the motion for summary judgement is unsuccessful, the Company believes it has a number of strong defenses to the complaint and intends to vigorously defend all claims. The litigation is in a preliminary stage and the probability of an unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time.

        As previously disclosed in the Company's Form 10-QSB for the quarter ended September 30, 1995, the Company has reached a settlement of 1,400,000 with the Trustee in the bankruptcy of Premium Sales Corporation, a former client of one of the Company's wholly-owned subsidiaries. The settlement is intended to be a full release of any and all claims between the Company (and its subsidiaries) and the Trustee including, without limitation, any alleged preference liability of the Company and its subsidiaries. The settlement was approved by the bankruptcy court in January 1996. The settlement will become fully effective and the settlement monies will be disbursed at the time a plan of distribution in the Premium Sales Corporation bankruptcy is approved by the bankruptcy court.
The impact of this settlement has been reflected in the Company's financial statements.

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


         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

General

         The Company's principal business is the discounted purchase of accounts receivable, usually on a full recourse, full notification basis. In addition, the Company also makes advances collateralized by inventory, equipment and real estate (collectively, "Collateralized Advances"). The Company has elected to more aggressively pursue the making of Collateralized Advances, as it perceives the need by its targeted customers for such funding and such funding is not readily available from many of the Company's competitors. As of September 30, 1996, Collateralized Advances constituted approximately 34% of the Company's portfolio of finance receivables. On occasion, the Company will provide other specialized financing structures which satisfy the unique requirements of the Company's clients. The
Company also provides its clients with letters of guaranty, arranges for the issuance of letters of credit for its clients and provides other related financial services.

         The Company's clients are small- to medium-sized businesses with annual revenues  typically  ranging  between  $600,000 and  $50,000,000.  The Company's clients do not typically  qualify for traditional bank or asset-based  financing
because   they  are   either   too  new,   too   small,   undercapitalized   (or
over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank or traditional,  asset-based lender. Accordingly,  there is a significant risk of default and client  failure  inherent  in the  Company's  business.  The
Company  addresses  these  risks in various  ways,  including:  (i) the  Company thoroughly  evaluates the collateral to be made  available by each client;  (ii)
the Company  usually  collects its factored  accounts  receivable  directly from account debtors,  which are frequently  (though not always) large,  creditworthy companies or  governmental  entities;  (iii) the Company  purchases,  or takes a first  priority  security  interest in, all accounts  receivable of each client;
(iv) the Company takes, whenever available, blanket liens on all of its clients'
other assets and, when making Collateralized  Advances, the Company employs what management believes to be conservative  loan-to-value ratios based on auction or liquidation  value  appraisals  performed  by  independent  appraisers;  (v) the
Company usually requires personal  guaranties  (either  unlimited  guaranties or validity  guaranties  limited to the  validity  and  collectibility  of factored accounts  receivable)  from its clients'  principals;  (vi) the Company actively
monitors  its  portfolio  of  factored   accounts   receivable,   including  the
creditworthiness  of account  debtors and  periodically  evaluates  the value of
other  collateral  securing   Collateralized  Advances  and  (vii)  the  Company
maintains loss reserves which  management  believes are adequate and appropriate for its business.  Notwithstanding the foregoing,  clients (and account debtors)
may fail and the  collateral  available to the Company  (together  with personal guaranties) may prove  insufficient to enable the Company to recover all amounts due in full.

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

                                      For the Three Months Ended September 30,
                                    -------------------------------------------
                                          1996                     1995
                                    -------------------    --------------------
                                                   (Unaudited)

INCOME
  Earned discounts .............    $2,423,715     82.9%  $2,578,345       81.1%
  Fees and other income ........       499,802     19.1      600,245       18.9
                                    ----------    ------   ----------    ------
   TOTAL INCOME ................     2,923,517    100.0%   3,178,590      100.0%
                                    ----------    ------   ----------    ------
EXPENSE
  Compensantion and fringe benefits    737,910     25.3      785,161       24.7
  General and administrative expense   632,985     21.7      642,766       20.2
  Interest Expense                     360,627     12.3      205,307        6.5
  Provision for credit losses          527,341     18.0      859,000       27.0
  Commissions                          126,248      4.3       64,928        2.0
                                    ----------    ------   ----------    ------
                                     2,385,111     81.6    2,557,162       80.4
                                    ----------    ------   ----------    ------

INCOME/(LOSS) BEFORE INCOME TAXES      538,406     18.4      621,428       19.6

INCOME TAXES                           198,800      6.8      228,700        7.2
                                    ----------     -----   ----------     -----
NET INCOME                            $339,606     11.6%    $392,728       12.4%
                                    ==========     =====   ==========     =====
NET INCOME PER SHARE                     $ .15                 $ .13
                                         =====                  =====
WEIGHTED AVERAGE NUMBER OF SHARES      2,317,237                  3,009,971
                                       =========                  =========







                                         For the Nine Months Ended September 30,
                                       -----------------------------------------
                                               1996                  1995
                                       -------------------   -------------------
                                                      (Unaudited)
INCOME
  Earned discounts .............       $7,479,676     82.2%  $7,876,644   82.6%
  Fees and other income ........        1,615,052     17.8    1,656,397    17.4
                                       ----------    -----    ----------  -----
   TOTAL INCOME ................        9,094,728    100.0%   9,533,041   100.0%
                                       ----------    -----    ----------  ------
EXPENSE
Compensation and fringe benefits ...    2,584,291      28.4% 2,345,710     24.6
General and administrative expense .    2,184,707      24.0  1,981,763     20.8
Interest expense ...................    1,142,970      12.6    629,833      6.6
Provision for credit losses ........    5,079,570      55.8  2,770,600     29.1
Commissions ........................      352,034       3.9    199,645      2.1
                                       ----------    ------    ----------  -----
  TOTAL EXPENSES ...................   11,343,572     124.7  7,927,551     83.2
                                       ----------    ------    ---------   -----

INCOME (LOSS) BEFORE INCOME TAXES      (2,248,844)   (24.7)   1,605,490     6.2

INCOME TAXES/(BENEFIT)                   (832,400)     9.2      591,200     6.2
                                       ----------    ------- -----------  ------
NET INCOME/(LOSS)                    $(1,416,444)    (15.5)% $1,014,290    10.6%
                                     ============    ======= ===========  ======
NET INCOME/(LOSS) PER SHARE                $(0.61)                 $ 0.33
                                           =======                 ======
WEIGHTED AVERAGE NUMBER OF SHARES        2,331,797               3,071,204
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









                                        For the Three Months Ended September 30,
                                               1996                  1995
                                        -------------------   ------------------
                                        Earned   % of Total   Earned  % of Total
                                        Income     Income     Income     Income
                                        --------- ---------  --------- ---------
Discount on Factored Accounts
   Receivable ......................   $1,471,677      50.4% $1,707,513    53.7%

Earnings on Collateralized
  Advances .........................      685,778      23.4     517,578    16.3

Earnings on Purchased Life
Insurance Policies .................      149,172       5.1     191,581     6.0

Other Earnings .....................      118,088       4.0     161,673     5.1
                                       ----------      -----    --------   -----

   Total ...........................    2,423,715      82.9   2,578,345    81.1

Fees and Other Income ..............      499,802      17.1     600,245    18.9
                                       ----------     ------  ---------   -----
   Total Income ....................   $2,923,517     100.0% $3,178,590   100.0%
                                       ==========     ====== ==========   ======


                                        For the Nine Months Ended September 30,
                                               1996                     1995
                                      ---------------------   ------------------
                                       Earned     % of Total  Earned  % of Total
                                       Income        Income    Income    Income
                                       ---------   --------- ---------- --------
Discount on Factored Accounts
   Receivable ......................   $4,033,922      44.3% $4,455,384    46.7%

Earnings on Collateralized
  Advances .........................    2,345,413      25.8   2,111,793    22.1

Earnings on Purchased Life
Insurance Policies .................      491,244       5.4     702,408     7.4

Other Earnings .....................      609,097       6.7     607,059     6.4
                                       ----------   -------   ---------   -----
   Total ...........................    7,479,676      82.2   7,876,644    82.6

Fees and Other Income ..............    1,615,052      17.8   1,656,397    17.4
                                       ----------   -------   ---------   -----
   Total Income ....................   $9,094,728     100.0% $9,533,041   100.0%
                                       ==========   =======  ==========   =====






        Total income decreased 4.6% in the first nine months of 1996 from the same period in 1995, from $9.5 million to $9.1 million; total income decreased
8.0% for the third quarter of 1996 over the same period in 1995, from $3.2 million to $2.9 million. Earned discounts from factored accounts receivable decreased 9.5%, from $4.5 million to $4.0 million in the first nine months of 1996 versus the first nine months of 1995. In the third quarter, earned discounts from factored accounts decreased 13.8% to $1.5 million from $1.7 million. Earned discounts from factored accounts receivable as a percentage of total factored accounts receivable purchased were 3.4% and 4.4% in the nine months ended September 30, 1996 and 1995, respectively; in the third quarters of 1996 and 1995, earned discounts were 3.4% and 4.6%, respectively, of factored accounts receivable purchased. The reduction during the three and nine months ended September 30, 1996 versus the three and nine months ended September 30, 1995 in the average earned discount from factored accounts receivable reflects the downward pressure on pricing from competition in the Company's core factoring business. In the first nine months of 1996 and 1995, earned discounts from factored accounts receivable accounted for 44.3% and 46.7%, respectively, of total income. In the third quarters of 1996 and 1995, earned discounts from factored accounts receivable accounted for 50.4% and 53.7%, respectively, of total income.

         Earned discounts from Collateralized  Advances increased  approximately
11.0% in the first nine months of 1996 over the comparable period in 1995, from approximately $2.1 million to $2.3 million and increased approximately 32.0% in the third quarter of 1996 over the same quarter in 1995, from approximately $518 thousand to $685 thousand. In the first nine months of 1996 and 1995, earned discounts from Collateralized Advances constituted approximately 25.8% and 22.1%, respectively, of total income. In the third quarters of 1996 and 1995, earned discounts from Collateralized Advances constituted 23.4% and 16.3%, respectively, of total income. Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month calculated generally on the highest outstanding amount of the Collateralized Advance during the month.
Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears. See Provision for Credit Losses below.

        As of  September  30, 1996 and  December  31,  1995,  factored  accounts receivable  included on the Company's  balance sheet were $21.8 million  (61.4%)
and $25.2 million (64.5%),  respectively,  of gross finance  receivables.  As of
September 30, 1996 and December 31, 1995,  Collateralized  Advances  included on the  Company's  balance  sheet  were $12.0  million  (32.4%)  and $10.8  million
(27.8%),  respectively,  of gross finance  receivables.  The Company  intends to pursue its strategy of making  Collateralized  Advances in conjunction  with its core factoring business.

             Fees and other income remained relatively flat, approximately $1.7 million, in the first nine months of 1996 as compared to $1.6 million for the same period in 1995. In the third quarter of 1996, fees and other income decreased approximately 16.7% from the third quarter of 1995, from approximately
$600 thousand to $500 thousand. The decrease for the third quarter of 1996 from the comparable period in 1995 is largely attributable to a reduction in supplemental discounts. This reflects a decrease in client turnover.

        Compensation and Fringe Benefits. In the first nine months of 1996 and 1995, compensation and fringe benefits were $2.6 million (28.4% of total income) and $2.3 million (24.6% of total income), respectively. For the third quarters of 1996 and 1995, compensation and fringe benefits were $738 thousand (25.2% of total income) and $785 thousand (24.7% of total income), respectively. Within compensation and fringe benefits, executive compensation increased in the first nine months of 1996 as compared to the same period in 1995, from $749 thousand (7.9% of total income) to $904 thousand (9.9% of total income). Executive compensation decreased in the third quarter of 1996 as compared to the same period in 1995, from $275 thousand (8.6% of total income) to $190 thousand (6.5% of total income). All of the increases in 1996 in compensation and fringe benefits (including executive compensation) are chiefly the result of expenses associated with the severance of a key employee and costs associated with replacing that employee, including hiring a former Company executive on an interim basis to help identify and train the severed employee's replacement.

        General and Administrative Expense. General and administrative expense was $2.2 million (24.0% of total income) as compared to $2.0 million (20.8% of total income) for the first nine months of 1996 and 1995, respectively. For the third quarters of 1996 and 1995, general and administrative expense was $633 thousand (21.7% of total income) and $643 thousand (20.2% of total income), respectively. The increase for the first nine months of 1996 was primarily attributable to an increase in professional fees offset partially by decreases in licenses and taxes and duplicating expense. Professional fees were $980 thousand (10.8% of total income) in the first nine months of 1996 versus $653 thousand (6.8% of total income) in the first nine months of 1995. The increase in 1996 in professional fees was attributable, in part, to on-going litigation and, in part, to the final resolution of legal proceedings instituted in prior years. General and administrative expense (other than professional fees) for the nine months ended September 30, 1996 and 1995 was $1.2 million (13.2%) and $1.3 million (10.0%), respectively. For the three months ended September 30, 1996 and 1995, general and administrative (other than professional fees) was $407 thousand (13.9%) and $409 thousand (12.9%), respectively.

        Interest Expense. Interest expense was $1.1 million (12.6% of total income) versus $630 thousand (6.5% of total income) for the first nine months of 1996 and 1995, respectively, and $360 thousand (12.3% of total income) versus
$205 thousand (6.4% of total income) for the third quarters of 1996 and 1995, respectively. The rise in interest expense is attributable to interest expense related to the Company's Convertible, Subordinated Notes issued in September
1995 and January 1996 and to an increase in the average daily balance outstanding on the Company's revolving lines of credit. Interest expense on the Convertible Subordinated Notes was $347 thousand (3.8%) in the first nine months of 1996 and $118 thousand (4.0%) in the third quarter of 1996. The average daily outstanding balance on the Company's revolving line of credit was $10.4 million and $7.9 million for the first nine months of 1996 and 1995, respectively, and $9.5 million and $6.6 million for the three months ended September 30, 1996 and 1995, respectively. The average interest rate paid on the Company's revolving line of credit decreased to 9.15% during the first nine months of 1996 from 9.48% during the first nine months of 1995 and to 9.12% during the third quarter of 1996 as compared to 9.28% during the third quarter of 1995.

        Provision  for Credit  Losses.  The provision for credit losses was $5.1 million  (55.9% of total  income)  for the first nine months of 1996 versus $2.8 million  (29.1%  of total  income)  for the first  nine  months of 1995 and $527 thousand  (18.0% of total  income)  for the third  quarter of 1996  versus  $859 thousand  (27.0% of total income) for the third quarter of 1995. As disclosed in the Company's Form 10-QSB for the period ended June 30, 1996,  following certain events  in the  second  quarter  of  1996,  management  determined  that  it was necessary and appropriate to write off or write down nine non-performing  assets totalling $4.2 million.  Prior to the  write-offs and write downs,  these assets were included in non-earning receivables, other






receivables and other assets on the Company's balance sheet. The provision for credit losses in the second quarter of 1996 reflected the amount deemed necessary by management to enable the Company to charge the allowance for credit losses for the foregoing write-offs and to leave a balance in the allowance for credit losses deemed sufficient to cover potential future write-offs. The allowance for credit losses was 4.9% ($1.7 million) of gross finance receivables at September 30, 1996 and 6.0% ($2.4 million) of gross finance receivables at December 31, 1995.

        At  September  30, 1996 the accrual of earnings  was  suspended  on $300 thousand of gross  finance  receivables  as  compared  to $1.6  million of gross finance  receivables at December 31, 1995. In addition,  "other receivables" and
"other assets"  appearing on the Company's balance sheet typically do not accrue earnings for  financial  statement  purposes.  The  following  table  provides a summary of the Company's gross finance  receivables  (which  includes  primarily
factored   accounts   receivable,   Collateralized   Advances  and   non-earning
receivables),  "other receivables" and "other assets" and information  regarding the allowance for credit losses as of the dates indicated.

                                                          As of September 30,
                                                      --------------------------
                                                          1996            1995
                                                      -----------    -----------
                                                         (Dollars in thousands)
Gross Finance Receivables, Other
  Receivables and Other Assets Data:
Gross Finance Receivables ..........................     $ 35,416      $ 27,404
Non-Earning Receivables (also included
  in Gross Finance Receivables) ....................          313         2,726
Other Receivables (excluding miscellaneous) ........        3,565         3,188
Other Assets (excluding miscellaneous) .............          590         2,210

Allowance for credit
  losses:
Balance, January 1 .................................     $  2,351      $  2,511
Provision for credit
  losses ...........................................        5,080         2,771
Receivables charged off ............................       (5,708)       (3,131)
Recoveries .........................................           15            42
                                                         --------      --------
Balance, September 30 ..............................     $  1,738      $  2,193
                                                         ========      ========








                                                             As of September 30,
                                                             -------------------
                                                                 1996     1995
                                                              --------  --------

Allowance for Credit Losses as a percent of:
Gross Finance Receivables .............................           4.91%    8.00%
Non-Earning Receivables ...............................         555.27%   80.45%
Non-Earning Receivables, Other
  Receivables and Other Assets ........................          39.00%   27.00%

As a percent of the sum of Gross
  Finance Receivables, Other
  Receivables and Other Assets:
Non-Earning
  Receivables .........................................           0.1%     8.3%
Other Receivables .....................................           8.95%    9.7%
Other Assets ..........................................           0.9%     6.7%


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

        Commissions. Commission expense rose to $352 thousand (3.9% of total income) in the first nine months of 1996 from $200 thousand (2.1% of total income) in the first nine months of 1995 and to $126 thousand (4.3% of total income) in the third quarter of 1996 from $65 thousand (2.0% of total income) in the third quarter of 1995. The increase was the result of a larger portion of gross finance receivables acquired in 1996 being generated by commissioned brokers and other professionals to whom the Company paid referral fees.

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

Changes in Financial Condition

             The Company's total assets decreased 3.1% to $43.5 million at September 30, 1996 from $44.9 million at December 31, 1995. The decrease for the nine months is primarily the result of the decrease in net finance receivables and other assets.

        Liquidity and Capital Resources. The Company's principal funding sources are the collection of factored accounts receivable, retained cash flow and external borrowings.

        As of September 30, 1996 the Company had approximately $12.9 million available under a $25.0 million secured revolving line of credit. The credit facility contains a $5.0 million sub-facility for the issuance of letters of credit and, as of April 1996, a new $2 million sub-facility (which under certain circumstances may increase to $4 million) the proceeds of which may be used by the Company to make advances to clients secured by machinery and equipment and a $2.5 million sub-facility the proceeds of which may be used by the Company to make advances to clients secured by inventory. Borrowings under the credit facility bear interest at the bank's base rate plus .75%. The current maturity date of this credit facility is May 13, 1997. The Company is subject to covenants which are typical in revolving credit facilities of this type.

        As of September 30, 1996 Lifetime Options had approximately $1.2 million available under a $2.0 million line of credit and an additional $1.3 million available under a $4 million availability from the Company. Lifetime Options' revolving line of credit: (i) is payable on on December 31, 1996; (ii) bears interest at the prime rate of interest plus 1% and (iii) is collateralized by specific purchased life insurance contracts.







        As of September 30, 1996 and December 31, 1995, the Company had outstanding approximately $4,981,000 and $2,838,000, respectively, in aggregate principal amount of Convertible Subordinated Notes issued in exchange for shares of the Company's common stock. The Convertible Subordinated Notes outstanding at December 31, 1995 were issued in exchange for 447,200 shares of common stock and the Convertible Subordinated Notes outstanding at September 30, 1996 were issued in exchange for 785,475 shares of common stock (including the 447,200 shares of common exchanged prior to December 31, 1995). The Notes (i) mature on September
30, 2000; (ii) currently bear interest at the rate of 9.5% per annum which rate may fluctuate in accordance with the prime rate, but may not fall below 8% nor rise above 10% per annum; (iii) are convertible into common stock of the Company at the rate of $7.50 per share; (iv) are subordinated to Senior Indebtedness (as defined) of the Company and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain change of control events, holders of the Notes have the right to have their Notes redeemed at par.

        At September 30, 1996 the Company had working capital of $25.9 million and a ratio of current assets to current liabilities of 2.59 to 1 as compared to December 31, 1995 working capital of $26.0 million and a ratio of current assets to current liabilities of 2.60 to 1.




                      [THIS SPACE INTENTIONALLY LEFT BLANK]






PART II -OTHER INFORMATION

ITEM 1. -LEGAL PROCEEDINGS

        The  Company is a  defendant  in White,  Trustee v.  Allstate  Financial
Corporation pending in the U.S. Bankruptcy Court for the Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons
Transportation Lines, Inc. ("Lyons"). Lyons was the subject of a leveraged buy-out and subsequently filed a bankruptcy petition. In 1991, the Lyon's trustee brought an action against the Company claiming, among other things, fraudulent transfer and breach of contract. A partial summary judgement was granted in favor of the Company which reduced the fraudulent transfer claim by $1.6 million. As a consequence, the remaining fraudulent transfer claim was approximately $1,000,000. In late 1994, the Company reached a settlement agreement with the Lyons trustee, subject to approval by the bankruptcy court, which would have released the Company from all claims upon the payment of $300,000. In connection with the settlement, the Company paid and added $300,000 to the provision for credit losses in 1994. A creditor in the bankruptcy proceeding, Sherwin-Williams Company, objected to the proposed settlement amount and, in March 1995, the objection, was sustained by the bankruptcy court. The
Company appealed the order sustaining the objection, however, in April 1996 the appellate court exercised its discretion not to hear the appeal at that time.
The $300,000 previously paid by the Company was returned to the Company in April
1996. The matter is currently being litigated in the District Court. Management does not believe at this time that the Company has a material exposure significantly in excess of the previously agreed upon settlement amount.

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








        The Company is a  defendant  in Harold B.  Murphy,  Chapter 7 Trustee v.
Allstate Financial Corporation, et al. pending in the U.S. Bankruptcy Court in the District of Massachusetts. The Company factored the accounts receivable of Clearpoint Research Corporation ("CRC") from late 1992 through early 1993. In
July 1993 CRC filed a petition in bankruptcy, after the Company had collected all amounts owed to it. The bankruptcy trustee has sued the Company seeking recovery of alleged preferential transfers made during the course of the factoring relationship. The bankruptcy trustee alleges that the Company did not properly perfect its security interest in the accounts receivable. No specific damage amount is specified in the complaint but it is assumed the bankruptcy trustee is seeking recovery of the full amount of accounts receivables collected
(approximately $4 million). The Company has filed an answer to the complaint denying the substantive allegations asserted by the bankruptcy trustee. The
Company has removed the action to federal district court. The Company has filed a motion for summary judgment which is currently pending before the District
Court. In the event the motion for summary judgment is unsuccessful, the Company believes it has a number of strong defenses to the complaint and intends to vigorously defend all claims. The litigation is in a preliminary stage and the probability of an unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time.

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

ITEM 4. -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. -OTHER INFORMATION

          None.

ITEM 6(a). -EXHIBITS

          Exhibit 27.








ITEM 6(b). -REPORTS ON FORM 8-K

          None.









                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALLSTATE FINANCIAL CORPORATION



Date   November 12, 1996              /s/ Lawrence M. Winkler
                                   ------------------------------
                                   Lawrence M. Winkler
                                   Secretary/Treasurer
                                   Chief Financial Officer






