Form 10KSB
period 1996-12-31
ALLSTATE FINANCIAL CORP /VA/
filed 1997-03-31
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1996
Commission file number 0-17832



                           Allstate Financial Corporation
           (Exact name of registrant as specified in its charter)



             Virginia                                    54-1208450
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2700 S. Quincy Street, Arlington, VA                                  22206
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (703)931-2274

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock - No par value





        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        Indicate  by  check mark if  disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment tothis Form 10-KSB.   X


        Revenues for year ended December 31, 1996, were $12,404,561.

        The aggregate market value of the common stock held by non affiliates as of March 21, 1997 was $5,730,071 computed by reference to the closing market price at which the stock was traded on March 21, 1997.


        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
        2,317,919 (March 21, 1997)


                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      NONE.

                                     PART I



Item 1. Business


(a) Consolidation

     This Form 10-KSB filing includes Allstate Financial Corporation and its wholly owned subsidiaries. Other than Lifetime Options, Inc., a Viatical Settlement Company, which has started to curtail operations, none of the Company's subsidiaries is currently engaged in any business which could have a material effect on the Company's and its subsidiaries' consolidated operations or financial position. Accordingly, unless the context requires or otherwise permits, references in this Form 10-KSB to "Company" or "Allstate" shall be references only to Allstate Financial Corporation.


(b) Nature of Business

     The Company is a specialized commercial finance company principally engaged in providing small- to medium-sized, high risk growth and turnaround companies with capital through the discounted purchase of their accounts receivable. The Company also makes advances to its factoring clients collateralized by inventory, equipment, real estate and other assets (collectively, "Collateralized Advances"). On occasion, the Company will also provide other specialized financing structures which satisfy the unique requirements of the Company's clients. In addition, the Company provides financial assistance to clients in the form of guaranties, letters of credit, credit information, receivables monitoring, collection service and customer status information. The Company was incorporated on July 22, 1982 under the laws of the Commonwealth of Virginia.

     The Company typically enters into an accounts receivable factoring and security agreement with each client. When making a Collateralized Advance, the Company enters into such additional agreements with the client and, if appropriate, third parties, as the Company deems necessary or desirable, based on the type(s) of collateral securing the Collateralized Advance. The Company purchases accounts receivable from its clients at a discount from face value and usually requires the client's customer to make payment on the receivable directly to the Company. The Company almost always reserves the right to seek payment from the client in the event the client's customer fails to make the required payment. To secure all of a client's obligations to the Company, the Company also takes a lien on all accounts receivable of the client (to the extent not purchased by the Company) and, whenever available, blanket liens on all of the client's other assets (some or all of which liens may be subordinate to other liens). When making a Collateralized Advance, the Company almost always takes a first lien on the specific collateral securing the Collateralized Advance. The Company may on occasion make Collateralized Advances secured by a subordinate lien position, but only if management of the Company determines that the equity available to the Company in a subordinate position is adequate to secure the Collateralized Advance. The Company almost always requires personal guaranties (either unlimited or limited to the validity and collectibility of purchased accounts receivable) from each client's principals. Although the Company obtains as much collateral as possible and usually retains full recourse rights against its clients, clients (and account debtors) may fail and there can be no assurance that the collateral obtained and the recourse rights retained (together with personal guaranties) will be sufficient to protect the Company against loss.

     In addition to providing clients with additional working capital, the Company believes its services enable its clients to realize improved terms on, and broader access to, the purchase of goods and services. The Company also believes its services benefit its clients by reducing certain of their accounts receivable, credit, collection and bookkeeping responsibilities. The Company believes that it can generally achieve shorter average collection times than clients themselves and that the Company's contacts with a client's customers can identify problems the client would not have discovered and addressed until a later time. Through its services, the Company can help clients to be more responsive to their customers and to manage their businesses more efficiently. In addition, clients can devote less manpower and resources to monitoring and collecting the accounts receivable purchased by the Company, thus allowing them to redirect their efforts toward the management, growth and profitability of their businesses.

     Through the services it provides, the Company seeks to help its clients achieve profitable growth, and ultimately to qualify for funding at a cost lower than that provided by the Company. Although clients frequently "graduate" to lower cost sources of funding, the Company believes that its role in facilitating this transition is one of the most significant benefits it can provide.

  Lifetime Options, Inc., a Viatical Settlement Company

     In 1991 the Company formed Lifetime Options, Inc., a Viatical Settlement Company ("Lifetime Options") as a wholly owned subsidiary to provide financial assistance to individuals facing life-threatening illnesses, by the discounted purchase of their life insurance policies. The amount of the discount is determined by Lifetime Options based on the size of the policy being purchased, the maximum life expectancy of the insured individual as determined by at least one independent medical specialist, the anticipated premiums payable with respect to the policy and Lifetime Options' expected financing costs associated with purchasing and carrying the policy. In general, the purchase price for a policy is between 55% and 85% of the amount of the benefits payable under the policy. Because most of the life insurance policies purchased by Lifetime Options are underwritten by highly rated insurance companies (and, in many cases, backed by state guaranty funds), Lifetime Options does not believe that credit risk is material to its business.

     Before Lifetime Options purchases a life insurance policy, the insured's medical records are reviewed by an independent physician who provides Lifetime Options with an opinion of the insured's life expectancy. Historically, Lifetime Options typically required up to three independent reviews but, based on its experience, the management of Lifetime Options no longer believes multiple medical reviews are necessary. To date, the physician engaged by Lifetime Options has provided life expectancies which, on average, fairly approximate actual lifespans. However, there can be no assurance that the physician engaged by Lifetime Options will in the future be able to perform as he has in the past. If the physician engaged by Lifetime Options were to systematically underestimate life expectancies or if life extending treatments (or a cure) were found for AIDS (almost all of the life insurance policies purchased by Lifetime Options to date have been purchased from individuals with AIDS), there would be a material adverse effect on the earnings of

Lifetime Options. Lifetime Options relies on its independent physician to assist in monitoring important medical advances (and potential medical advances). In particular, Lifetime Options' independent physician is closely monitoring the effects of a relatively new family of drugs known as protease inhibitors. These drugs, while not a cure for AIDS, may extend the lives of certain individuals infected with HIV.

     During 1996, Lifetime Options started to curtail its operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations - General.

  Selected Financial Data

     The following table sets forth selected financial data for the Company and its subsidiaries as of, and for each of the last five years ended:

                                                   December 31,
                                     1996     1995      1994      1993     1992
                                        (In Thousands, Except Per Share Data)

Total Revenue                     $12,405   $12,997   $12,030   $10,850  $11,538

Net Income (Loss)                  (1,041)      481       148       457    3,393

Net Income (Loss) per Share-F1,2    ( .45)      .16       .05       .15     1.22

Finance Receivables, net           30,574    32,671    27,503    24,674   29,971

Total Assets                       45,939    44,881    41,851    36,583   39,559

Shareholders' Equity F3            22,527    25,730    28,121    27,974   27,343


(c) The Company's Clients


        The Company's clients are small- to medium-sized, high risk growth and turnaround companies with annual revenues typically between $600,000 and $75,000,000. The Company's clients do not typically qualify for traditional bank or asset-based financing because they are either too new, too small, undercapitalized (over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank or traditional asset-based lender. Accordingly, there is a significant risk of default and client failure inherent in the Company's business.


        The following table indicates the composition of the Company's Gross Finance Receivables (as defined below under "(d) The Company's Services") by type of client business as of December 31, 1996 and 1995.
--------
1 On May 7, 1992, the Company issued 950,000 shares of Common Stock in a public offering and received net proceeds of $10,832,000.

2 Calculated based on weighted average shares outstanding of 2,328,000 in 1996, 2,966,330 in 1995, 3,102,328 in 1994, 3,116,460 in 1993, and 2,790,365 in 1992.

3 Shareholder's equity at December 31, 1995 was reduced by treasury stock valued at $2,871,901 acquired by the Company in September 1995. Shareholder's equity at December 31, 1996 was reduced by additional treasury stock valued at approxi-mately $2,100,000 acquired by the Company in January 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

                                           1996                    1995

                                 Gross Finance            Gross Finance
                                  Receivables   Percent    Receivables   Percent
    Business of Client           (In thousands)           (In thousands)

Computer components and software      $9,457      25.2%     $11,049       28.4%

Manufacturing                          7,461      19.9        8,381       21.5

Publishing, direct mail and            3,822      10.2        4,652       11.9
  advertising

Importing and distributing               639       1.7        3,923       10.0

Food and drug store industry             --        --         3,900       10.0

Insurance claims                       1,324        3.5       2,786        7.1

Trucking and air freight               3,098        8.2       1,277        3.3

Construction and construction supply   3,623        9.6       1,057        2.7

Distribution                           3,676        9.8         724        1.9

Graphic art                              --         --          556        1.4

Engineer and health temps                233        0.6         347        0.9

Airlines                                 --         --          251        0.6

Recreation Facilities                  3,658        9.7         --          --

Other                                    605        1.6         105        0.3
                                     -------      -----     -------        -----
Total                                $37,596      100%      $39,008        100%
                                     =======      =====     =======        =====


    The table above reflects the composition of the Company's Gross Finance Receivables by client industry at the dates indicated. Because the Company's major clients tend to change significantly over time (as more fully described below), this table is not likely to reflect the composition of the Company's Gross Finance Receivables by client industry at other future points in time.

    From time to time, a single client or single industry may account for a significant portion of the Company's Gross Finance Receivables. As of December 31, 1996 two clients (MGV International, Inc. and The Monroe Cable Co., Inc. ("Monroe")) each accounted for more than 10% of the Company's Gross Finance Receivables. Computer components and software accounted for 25.2% of Gross Finance Receivables at December 31, 1996 and 28.4% of Gross Finance Receivables at December 31, 1995. Two companies (Monroe and MGV) each accounted for more than 10% of the Company's total income in 1996. Although the Company carefully monitors client and industry concentration, there can be no assurance that the risks associated with client or industry concentration could not have a material adverse effect on the Company.

    Historically, the Company has not expected to maintain a funding relationship with a client for more than two years; the Company expected that its client would ultimately qualify for more competitively priced bank or asset-based financing within that time period. Therefore, the Company's major clients have tended to change significantly over time. Today, however, because the Company is, where necessary and appropriate, offering lower rates than it has historically and making Collateralized Advances, it is possible that the duration of the Company's funding relationships with its clients may be extended. Although the Company has historically been successful in replacing major clients, the loss of one or more major clients and an inability to replace those clients could have a material adverse effect on the Company.

(d) The Company's Services

    The Company offers an interrelated package of financial services that meets a variety of the funding and business needs of its clients.

  Gross Finance Receivables

    The Company's principal funding activities consist of purchasing accounts receivable ("Factored Accounts Receivable") and the making of Collateralized Advances and Overadvances Secured by General Liens (as defined below). "Gross Finance Receivables" consist of Factored Accounts Receivable, Collateralized Advances, Overadvances Secured by General Liens and Non-Earning Receivables.
See (g) Asset Quality.

  Factored Accounts Receivable

    The Company's primary funding activity is the discounted purchase of a client's accounts receivable, typically at an initial advance to the client equal to 70% to 90% of the face amount of the accounts receivable purchased. The remaining 10% to 30% of the face amount of the accounts receivable purchased is initially allocated to: (i) earned but unpaid discount (recorded as income simultaneous with the purchase of the account receivable); (ii) unearned discount (recorded as income at periodic intervals after the purchase of the account receivable depending on the timing of payment) and (iii) credit balances of factoring clients. The credit balance with respect to a particular account receivable is generally remitted to the client when the Company collects the account receivable in full, but the remaining unearned discount is typically not remitted to the client until the Company has received full payment of all accounts receivable purchased on a specific schedule of accounts receivable. As such, the remaining unearned discount is available to offset any uncollected payments due on other accounts receivables purchased from the client and to offset uncollected payments due on other types of Gross Finance Receivables or any other amounts due from the client.

    The Company's range of earned discounts on Factored Accounts Receivable purchased is from 1.3% to 12.0%. The discount rate is based on a pre-determined sliding scale which increases over time until a Factored Account Receivable is paid by the client's customer or repurchased by the client. The discount rate established for the purchase of accounts receivable from a given client depends on various considerations, such as the length of time the accounts receivable are expected to be outstanding, the monthly volume of accounts receivable generated by the client, the Company's anticipated administrative costs and the perceived level of risk. The ratio of discounts earned to Gross Finance Receivables acquired (including Gross Finance Receivables repurchased by the Company) was approximately 4.7% for 1996. Discounts earned include all earnings with respect to Gross Finance Receivables. See (g) Asset Quality.

  Collateralized Advances

    In addition to the purchase of accounts receivable, the Company makes Collateralized Advances. The Company has elected to more aggressively pursue the making of Collateralized Advances as it perceives the need by its targeted customers for such advances and such funding is not available from many of the

Company's competitors. Prior to making any such advance, the Company, the client and, where appropriate, third parties, enter into such additional agreements, and the Company makes such additional public filings (if any), as the Company deems necessary or desirable based on the type(s) of collateral securing the Collateralized Advance. The Company also conducts such additional due diligence as is appropriate with respect to the client and the type of collateral against which an advance is to be made. Collateral values are determined by independent appraisers and are reviewed periodically to determine whether loan-to-value ratios have been maintained. When making Collateralized Advances against inventory and certain types of equipment, the Company frequently engages a third party, at the client's expense, to assist in monitoring the collateral. Collateralized Advances entail different, and possibly greater, risks to the Company than the factoring of accounts receivable. Management believes, however, that these risks can be mitigated and the potential benefits to the Company therefore outweigh the potential risks. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses.

  Overadvances Secured by General Liens

    The Company may advance funds to selected clients in excess of the amounts which would be available in accordance with the advance formulae set forth in the agreements between the Company and its client. Such advances are usually secured by equity (i.e., credit balances due the client and unearned discounts) in the client's existing portfolio of Factored Accounts Receivable, equity in other of the client's assets, other forms of collateral, including property pledged by the client's principal(s) or accounts receivable generated through the use of the proceeds of such secured advances (such advances, collectively, "Overadvances Secured by General Liens"). Earned discounts on Overadvances Secured by General Liens are usually greater than on other types of advances and are usually required to be paid in cash no less frequently than monthly in arrears. The principal amount thereof is typically required to be repaid in full (either in installments or in a single, lump sum payment) in as little as one week or as long as six months in accordance with a written agreement between the Company and its client.

Amounts outstanding for various categories of finance receivables at the end of the last five years are set forth in the table below.

                                                     December 31,
                                      1996     1995      1994      1993     1992
                                                    (In thousands)


Factored Accounts Receivable   $22,390    $25,170   $22,242   $22,275   $29,135
Collateralized Advances          8,809     10,842     7,215     2,495       958
Overadvances Secured by
  General Liens                  1,850      1,407       279     1,340     3,524

Non-Earning Receivables          4,547      1,589     3,587     3,411     2,142
                                ------     ------    ------    ------    ------
Gross Finance Receivables       37,596     39,008    33,323    29,521    35,759

Less: Unearned Discount        (3,443)     (3,986)   (3,309)   (2,727)   (4,566)
Less: Allowance for Credit
       Losses                  (2,579)     (2,351)   (2,511)   (2,120)   (1,223)
Less: Participation            (1,000)       -         -         -         -
                               -------     -------   -------   -------   -------
Finance Receivables, Net       $30,574     $32,671   $27,503   $24,674   $29,970
                               =======     =======   =======   =======   =======

    As reflected in the table, Gross Finance Receivables include Non-Earning Receivables. Non-Earning Receivables are classified as such when the Company stops accruing earned discounts on Gross Finance Receivables (other than Non-Earning Receivables). Under certain circumstances, the Company may classify as "Other Receivables" (as defined below under "(g) Asset Quality") Gross Finance Receivables on which the Company has stopped accruing earned discounts. Non-Earning Receivables may be reclassified as "Other Assets" (as defined below under "(g) Asset Quality") on the Company's balance sheet if the Company repossesses the collateral securing such receivables. See (g) Asset Quality.


  Credit Services

     For a fee, the Company may use its credit standing to assist a client by obtaining a letter of credit from a bank or issuing its own letter of guaranty. These forms of credit enhancement are typically used by clients to acquire finished goods to fill pre-existing orders. The Company generally provides these services when the client: (i) has a buyer for its products; (ii) has taken the required steps to sell the resulting account receivable to the Company on agreed upon terms; and (iii) has provided additional collateral to the Company to the extent the Company deems necessary. In the typical credit enhancement transaction, the Company maintains control over the goods from the time they are shipped until the time they are delivered to the ultimate purchaser.

     The table below sets forth the Company's outstanding commitments under guaranties and letters of credit as of the end of each of the last five years.

                                                December 31,
                                   1996    1995    1994     1993   1992
                                               (In thousands)
Commitments under
  guaranties and
  letters of credit               $ 336   $ 727   $ 347   $1,794   $940


  Client/Customer Information Services

     In addition to its funding activities, the Company: (i) advises its clients as to potential problems with customers; (ii) provides its clients with a monthly portfolio analysis which includes an aging of all open accounts receivable by customer; and (iii) supplies its clients with information as to the creditworthiness of customers. Although the Company's agreements with its clients do not require the Company to furnish these services, the information provided can make it easier for a client to develop an accurate picture of its own financial position. In addition, this information assists the Company in its accounts receivable monitoring activities.


(e) Monitoring and Oversight

     Before a client relationship is established, the Company obtains information about the prospective client and its principals, including an on-site review of records pertaining to the client's operations and its available collateral. Similar on-site reviews are conducted periodically, either by

Company personnel or by independent certified public accountants or other professionals retained by the Company. In addition, the Company arranges for initial and periodic reviews of public records in order to monitor the filing of any subsequent liens which could impair the value of collateral in which the Company has an ownership or security interest.

     Prior to purchasing accounts receivable with an aggregate face amount of $10,000 or more owed by any one account debtor, the Company: (i) evaluates that account debtor's creditworthiness, which evaluation is updated periodically and
(ii) establishes a limit on the amount of accounts receivable owed by that particular account debtor which the Company will purchase from all clients. The Company also selectively verifies directly with account debtors the validity and primary terms of accounts receivable to be purchased. After purchasing accounts receivable, the Company carefully monitors whether they are paid according to terms. If payment is due, follow-up contact is usually made with the account debtor. During this follow-up contact, the Company seeks to determine the cause of the payment delay in order to take appropriate action at an early stage. The status of overdue accounts receivable and other relevant information is reported to each client monthly, or sooner, if appropriate. See (h) Credit Loss Policy and Experience.

     Before making a Collateralized Advance, the Company conducts (or engages third parties to conduct) such additional due diligence as is appropriate with respect to the client and the type of collateral against which an advance is to be made.


(f) Management Information Systems

     The Company has developed data processing capabilities tailored to the requirements of the Company's accounting, receivables collection, monitoring and oversight functions. The system permits the Company to generate payment histories and analyses with respect to clients' customers, to accumulate accounting information and other data useful for credit analysis, to produce information used in marketing, and to respond to account and management inquiries. The Company's software was written specifically for the Company and the Company believes it to be proprietary.


(g) Asset Quality

  Factored Accounts Receivable Portfolio

     The quality of Factored Accounts Receivable is the Company's primary security against credit losses from its accounts receivable purchasing activities. The Company generally does not purchase accounts receivable that have aged significantly, except when the Company first establishes a funding relationship with a client. Even in those circumstances, the Company will not purchase an account receivable that is more than 90 days old unless special circumstances lead the Company to believe that the receivable will be paid within a reasonable time, generally not more than 60 days.

     As of December 31, 1996, the Company's Gross Finance Receivables included $22,390,229 of Factored Accounts Receivable on which approximately 2,500 entities were obligated. There is considerable variation from period to period in the composition of account debtors and the amount of their respective obligations to the Company.

     If the Company has not received payment on a Factored Account Receivable within 90 days after its acquisition or if at any time prior to 90 days the Company determines that it is unlikely to receive payment, the Company requires the client to repay the amount the Company has advanced on the receivable plus the amount of discount earned. If follow up calls to account debtors lead the Company to believe that a Factored Account Receivable will be paid within a reasonable period of time, the Company may "repurchase" the receivable. In that event, the earned discount owed on the original purchase of the account receivable is collected from the client at the time of the repurchase and earned discounts thereafter accrue as if the account receivable were a newly Factored Account Receivable.

     From time to time, a single account debtor or several account debtors may be obligated on a significant portion of the Company's Gross Factored Accounts Receivable. As of December 31, 1996, no single account debtor accounted for more than 10% of the Company's gross Factored Accounts Receivables. Although the Company carefully monitors account debtor concentration and regularly evaluates the creditworthiness of account debtors, there can be no assurance that account debtor concentration could not have a material adverse effect on the Company.

  Collateralized Advances Portfolio

     As of December 31, 1996, the Company's Gross Finance Receivables included $8,808,455 of Collateralized Advances. Collateralized Advances secured by fixed assets (e.g., equipment or real estate) are scheduled to be repaid based typically on a 36 month amortization schedule (although the amortization schedule in certain circumstances may be significantly longer) with a final balloon payment due not more than one year after the making of the Collateralized Advance. If at the time the balloon payment is due the Company's funding relationship with the client is extended, the Company will usually continue the amortization with a new balloon payment due not more than one year after the renegotiated contract date. Collateralized Advances secured by current assets (e.g. inventory) are subject to a daily or weekly borrowing base formula and come due in a single, lump sum payment not more than one year after the making of the initial advance. If at the time such payment is due the Company's funding relationship with the client is extended, the Company will typically extend the maturity of the lump sum payment. See (d) The Company's Services - Collateralized Advances and Management's Discussion and Analysis of Financial Condition and Results of Operations Provision for Credit Losses.


  Overadvances Secured by General Liens

     As of December 31, 1996, the Company's Gross Finance Receivables included $1,849,778 of Overadvances Secured by General Liens. See (d) The Company's Services - Overadvances Secured by General Liens.

  Non-Earning Receivables

     As of December 31, 1996, the Company's Gross Finance Receivables included $4,547,893 of Non-Earning Receivables. See (h) Credit Loss Policy and Experience.

  Other Receivables

     As of December 31, 1996, included on the Company's balance sheet were $4,394,975 of "Other Receivables". Other Receivables consist primarily of amounts receivable by the Company where the source of payment is expected to be from legal proceedings or other collection efforts instituted against a client's customer, guarantors and/or other third parties. Other Receivables typically arise from the reclassification of Gross Finance Receivables. At the time of reclassification, Other Receivables are stated at a value estimated by management based on management's assessment of the likelihood of payment or success on the merits, the ability of the third party(ies) to pay and other discretionary factors. In addition, at the time of reclassification ,the accrual of earnings is usually suspended or discontinued for financial statement purposes. Write-downs, if any, at the time of reclassification are charged against the allowance for credit losses. The costs of carrying and collecting Other Receivables are generally expensed in operations during the period in which they are incurred. Management's estimates of the value of Other
Receivables are typically reviewed quarterly and as adjustments become necessary, the effects of the change in estimates are charged against the allowance for credit losses. Other Receivables are subject to legal and other collection processes and contingencies over which the Company does not have exclusive control. Accordingly, the amounts which the Company ultimately receives in payment of Other Receivables could differ significantly from management's estimates. See (h) Credit Loss Policy and Experience below and
Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses.

  Other Assets

     As of December 31, 1996, included on the Company's balance sheet were $2,116,343 of other assets.

                                                             December 31,
                                                       1996         1995
Other assets include:
 Inventory held for sale                           $     --     $   20,000
 Commercial property held for sale                  1,883,768      862,750
 Residential property held for sale                      --        910,000
                                                    ---------    ---------
                                                    1,883,768    1,792,750
  Miscellaneous                                       232,575      256,573
                                                    ---------    ---------
                                                    2,116,343    2,049,323
                                                    =========    =========

    At the date of acquisition, Other Assets are recorded at fair value less estimated selling costs. Write-downs to fair value at the date of acquisition are charged against the allowance for credit losses. Also at the date of acquisition, the accrual of earnings is usually suspended or discontinued for financial statement purposes. Subsequent to acquisition, Other Assets are adjusted to the lower of cost or fair value less estimated costs to sell and adjustments, if any, are charged against the allowance for credit losses. Operating expenses pertaining to Other Assets are expensed in operations during the period in which they are incurred.

    The amounts ultimately recovered by the Company from Other Assets could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the Company's control, adversarial actions taken by the client or other owner of the property foreclosed or changes in the Company's strategy for recovering its investment.

See (h) Credit Loss Policy and Experience and Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses.

(h) Credit Loss Policy and Experience

    The Company regularly reviews its Gross Finance Receivables portfolio and other extensions of credit to determine the adequacy of its allowance for credit losses.

    At the time an account receivable is purchased, a due date is set by management based on the receivable's anticipated payment date. This anticipated payment date is used to identify past due Factored Accounts Receivable. The Company carefully monitors collections and takes follow-up action if payment is past due. Within ninety days after the Company purchases an account receivable which remains unpaid (or sooner if the Company deems necessary), the Company may initiate additional actions which may involve obtaining payment from the account debtor, requiring the client to repay the initial advance and the amount of the earned but unpaid discount, obtaining substitute accounts receivable from the client or charging the credit balance due the client. In appropriate circumstances, the Company may also take action against personal guarantors and other liens and collateral.

    Gross Finance Receivables which have been identified as past due may continue to accrue earnings if, in the opinion of management, collection of the earnings from the account debtor, the client, guarantors or other collateral, if any, is likely. The accrual of earned discounts is discontinued when, in the opinion of management, the collection of additional earnings from the account debtor, the client, guarantors or other collateral is unlikely. If the Company concludes that it is unlikely to recover from any of the foregoing sources the amount of its initial advance and the earned but unpaid discount, the Company promptly increases the allowance for credit losses or reduces the carrying value of the receivable to its estimated fair value and makes a charge to its allowance for credit losses, in an amount equal to the difference between the Company's investment in the receivable and its estimated fair value. In the case of Other Receivables and Other Assets, the accrual of earnings is usually suspended or discontinued for financial statement purposes at the time the Other Receivable arises or the Other Asset is acquired. See (g) Asset Quality - Other Receivables and Other Assets.

    Credit loss experience, the adequacy of underlying collateral, changes in the character and size of the Company's receivables portfolio and management's judgement are factors used in determining the provision for credit losses and the adequacy of the allowance for credit losses. Other factors given consideration in determining the adequacy of the allowance are the level of related credit balances of factoring clients and the current and anticipated impact of economic conditions on the creditworthiness of the Company's clients and account debtors. To mitigate the risk of credit loss, the Company, among other things: (i) thoroughly evaluates the collateral to be made available by each client; (ii) usually collects its Factored Accounts Receivable directly from account debtors, which are frequently (though not always) large, creditworthy companies or governmental entities; (iii) purchases, or takes a first priority security interest in, all accounts receivable of each client;
(iv) takes, whenever available, blanket liens on all of its clients' other assets and, when making Collateralized Advances, it employs what management believes to be conservative loan-to-value ratios based on auction or liquidation value appraisals performed by independent appraisers; (v) almost always requires personal guaranties (either unlimited guaranties or guaranties limited to the validity and collectability of Factored Accounts Receivable) from its clients' principals; and (vi) actively monitors its portfolio of Factored Accounts Receivable, including the creditworthiness of account debtors and periodically evaluates the value of other collateral securing Collateralized Advances.

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

    Notwithstanding the foregoing, clients (and account debtors) may fail and the collateral available to the Company (together with personal guaranties) may prove insufficient to protect the Company against loss. See Legal Proceedings and Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses.

(i) Marketing

    New clients are generated principally from a nation-wide referral network of business brokers, banks, accountants, investment bankers, turnaround managers, lawyers and independent brokers as well as from previous and existing clients. Brokers are paid commissions calculated on the gross earnings collected by the Company on each funded referral.

    The Company employs six full-time marketing professionals to maintain and expand its referral network. In addition, from time to time, the Company advertises in national and local newspapers and trade journals to increase name recognition. The Company also increases name recognition through direct mailings to existing and potential referral sources.

(j) Competition

    Competition from banks, traditional asset-based lenders and small independent finance companies accelerated in 1996. The Company anticipates that competition will remain intense through all of 1997 and may continue to exert downward pressure on pricing, especially in the Company's core factoring business. In order to remain competitive, the Company is, where necessary and appropriate, offering lower rates than it has historically. The Company has also responded to increased competition (and the resulting downward pressure on pricing in the Company's core factoring business) by putting increased emphasis on funding relationships which include (in addition to the factoring of accounts receivable) the making of Collateralized Advances. See (b) Nature of Business;
(g) Asset Quality and Management's Discussion and Analysis of Financial Condition and Results of Operations - Total Income. The Company intends to continue to pursue this strategy. In addition, the Company believes that its ability to respond quickly and to provide specialized, flexible and comprehensive financial arrangements to its clients enables it to compete effectively. Although the Company has historically been successful in replacing major clients, competition resulting in the loss of one or more major clients and an inability to replace those clients could have a material adverse effect on the Company.


(k) Expansion Strategy

    The Company's strategy for 1997 is to further penetrate its target market by: (i) developing additional, active referral sources while continuing to cultivate existing sources; (ii) identifying and marketing to new niche markets that are currently under-serviced by competitors where the Company can obtain higher yields on new business; (iii) expanding its marketing efforts by establishing a direct presence in certain geographic areas of the country which are under-serviced by either competitors or the Company; and (iv) developing new products and programs to meet the changing needs of its targeted market. The Company also intends to attempt to retain existing clients as long as possible by offering new products and providing the best service possible at competitive prices.


(l) Employees

    The Company currently has 49 full-time employees, of whom 29 are employed in providing accounts receivable and credit services (including 4 certified public accountants and one attorney), 6 are employed in marketing, 5 are in executive positions (including two CPA's and one attorney), 4 are in legal (including 2 attorneys) and 5 are in general office capacities. The Company believes that a substantial increase in the volume of its business would require only a relatively modest increase in personnel. None of the Company's employees are unionized and management considers its relations with employees to be excellent.


(m)  Issuance of Convertible Subordinated Notes

    See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

(n)  Forward-Looking Information

    Certain disclosures contained in this Form-10KSB contain forward looking information based on current information and expectations of the company that involve a number of risks, uncertainties and assumptions, including the overall state of the economy, competition among financial institutions, the credit quality of the Company's clients and account debtors, and the Company's ability to generate growth in earning assets through the generation of new business. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual outcomes could vary materially from those expected.


Item 2.  Properties

    The Company's offices occupy approximately 8,000 square feet of space in an office building in Arlington, Virginia. The Company's lease on this property expires in December 2001. The cost of renting this office space was $191,000 in 1996 compared to $192,000 in 1995. The Company believes that its present office facilities are adequate but may need to be expanded in the near term to accommodate the Company's continued growth. The Company has a right of first refusal to acquire an additional, contiguous 1,500 square feet at its present site when that space becomes available.


Item 3. Legal Proceedings

    See Notes to Consolidated Financial Statements - (L) Commitments and Contingencies.


Item 4. Submission of Matters To A Vote Of Security Holders

    The Company's annual meeting of shareholders was held on November 7, 1996.

    The shareholders voted as follows:

                                     Number of         Number of       Number
                                     Votes for         of Votes       of Votes
                                     Election          Withheld       Abstained

        Leon Fishman                 2,045,204           20,861            -0-
        Eugene Haskin                2,045,204           20,861            -0-
        David Campbell               2,046,104           19,961            -0-
        Craig Fishman                2,045,204           20,861            -0-
        Alan Freeman                 2,045,762           20,303            -0-
        William Savage               2,046,104           19,961            -0-
        James Spector                2,046,104           19,961            -0-
        Edward McNally               2,046,104           19,961            -0-
        Lawrence Vecker              2,045,762           20,303            -0-

        In addition, the shareholders approved an amendment to the Company's 1990 Qualified Stock Option Plan whereby the number of shares of the Company's common stock issuable thereunder was increased from 175,000 shares to 275,000 shares. The results of the voting were 1,870,536 for, 170,294 against, and 5,185 abstaining.

                                     Part II

Item 5. Market For The Registrant's Common Stock, Related
Stockholder Matters


    The Company's common stock is traded on the NASDAQ National Market System (Symbol ASFN).

    The following table sets forth the range of representative high and low bids for the Company's common stock in the over the counter market for the period indicated, as furnished by the National Association of Securities Dealers, Inc. These bids represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                            Common Stock Bid Prices
                                      Fiscal year ended December 31,
                            1996              1995                1994
                        High     Low      High      Low       High    Low

First Quarter          6 7/8    5 1/2    7 3/16    5 9/16     7 1/8   5 3/8
Second Quarter         6 1/2    5 1/2    8         6 1/4      6 5/8   4 5/8
Third Quarter          5 13/16  5 1/2    7 1/2     5 1/2      6 5/8   5 11/16
Fourth Quarter         7        5 1/2    6         5 6/16     6 7/8   6

    On March 4, 1997 there were approximately 53 stockholders of record based on information provided by the Company's transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders of the Company because certain stock is held in the name of nominees. Based on the best information made available to the Company by the transfer agent, there are approximately 527 holders of the Company's common stock.

   The Company currently intends to retain earnings for future capital requirements and growth. The Company has not paid a dividend and does not anticipate paying cash dividends to holders of its common stock for the foreseeable future.

    In January 1996 the Company consummated an exchange offer to holders of its common stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.


Item 6.  Management's Discussion And Analysis of Financial
         Condition and Results of Operations


  General

    The Company's principal business is the discounted purchase of accounts receivable, usually on a full recourse, full notification basis. In addition, the Company also makes Collateralized Advances. The Company has elected to continue to more aggressively pursue the making of Collateralized Advances as it perceives the need by its targeted customers for such advances and such funding is not available from many of the Company's competitors. On occasion, the Company will also provide other specialized financing structures which satisfy the unique requirements of the Company's clients. The Company also provides its clients with letters of guaranty, arranges for the issuance of letters of credit for its clients and provides other related financial services.

    The Company's clients are small- to medium-sized businesses with annual revenues typically ranging between $600,000 and $75,000,000. The Company's clients do not typically qualify for traditional bank or asset-based financing because they are either too new, too small, undercapitalized (or over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank or traditional, asset-based lender. However, banks and asset-based lenders have started lending to our type of client. Accordingly, there is a significant risk of default and client failure inherent in the Company's business. For a description of ways in which the Company addresses these risks, see (h) Credit Loss Policy and Experience.

    Continuing competition within the marketplace from banks, asset-based lenders and newly created finance companies have encroached upon the Company's potential client base and have negatively affected earned discounts on Factored Accounts Receivable. Additionally, the Company has attracted larger clients which often increases the amount of time needed to negotiate and fund new business. Also, Collateralized Advances require more in-depth and diverse due diligence which can further delay the funding of new business. Nonetheless, the Company believes that its ability to respond quickly and to provide specialized, flexible and comprehensive financing structures to its clients enables it to compete effectively. In order to remain competitive, the Company is, where necessary and appropriate, offering lower rates than it has historically. The Company believes that increased competition will continue for the foreseeable future and will continue to exert downward pressure on pricing, especially in the Company's core factoring business. To counter the downward pressure on pricing, the Company intends to continue to diversify its sources of income, primarily by continuing to place emphasis on funding relationships which include (in addition to the factoring of accounts receivable) the making of Collateralized Advances.

    Historically, the Company has not expected to maintain a funding relationship with a client for more than two years; the Company expected that its clients would ultimately qualify for more competitively priced bank or asset-based financing within that time period. Therefore, the Company's major clients have tended to change significantly over time. Today, however, because the Company is, where necessary and appropriate, offering lower rates and making Collateralized Advances, it is possible that the duration of the Company's funding relationships with its clients may be extended. Even if the Company succeeds in extending the duration of its funding relationship with its clients, there will not be a corresponding increase in non-current assets on the Company's balance sheet. This is because it is anticipated that the Company's funding relationships with its clients will continue to renew no less frequently than once a year. Although the Company has historically been successful in replacing major clients, the loss of one or more major clients and an inability to replace those clients could have a material adverse effect on the Company.

    Lifetime  Options,  a  wholly-owned  subsidiary  of  the  Company,  provides
financial   assistance  to  individuals  facing   life-threatening   illness  by
purchasing their life insurance policies at a discount from face value. The amount of the discount is determined by Lifetime Options based on the size of the policy being purchased, the maximum life expectancy of the insured, the amount of the anticipated premiums payable with respect to the policy being purchased and the anticipated financing cost associated with purchasing and carrying the policy. In general, the purchase price for a policy is between 55% and 85% of the benefits payable under the policy. Because most of the life insurance policies purchased by Lifetime Options are underwritten by highly rated insurance companies (and, in many cases, backed by state guaranty funds), the management of Lifetime Options believes that credit risk is not material to its business.

    Before purchasing each policy, Lifetime Options has each insured's medical records reviewed by at least one independent physician who provides Lifetime Options with an opinion of the insured's life expectancy. Historically, Lifetime Options typically required up to three independent reviews but, based on its experience, the management of Lifetime Options no longer believes multiple medical reviews are necessary. To date, the physicians engaged by Lifetime Options have provided life expectancies which, on average, fairly approximate actual lifespans. However, there is no assurance that the physician engaged by Lifetime Options will in the future be able to perform as he has in the past. If the physician(s) engaged by Lifetime Options were to systematically underestimate life expectancies or if life extending treatments (or a cure) were found for AIDS (almost all of the life insurance policies purchased by Lifetime Options to date have been purchased from individuals with AIDS), there would be a material adverse effect on the earnings of Lifetime Options. Lifetime Options relies on its independent physician to assist in monitoring important medical advances (and potential medical advances). In particular, Lifetime Options' independent physician is closely monitoring the effects of a relatively new class of drugs known as protease inhibitors. These drugs, while not a cure for AIDS, may extend the lives of certain individuals infected with HIV.

    During 1996, Lifetime Options started to curtail its operations. This decision enables management to better focus on the Company's core commercial finance business at a time when competition has reduced yields, and medical advances have created a certain degree of uncertainty, in Lifetime Options' business.

    Other than Lifetime Options, none of the Company's subsidiaries is currently engaged in business which could have a material effect on the Company.


  Results of Operations

    The following tables sets forth certain items of income and expense for the periods indicated and indicates for each full year the percentage relationship of each item to total income.


                                                           Consolidated Quarterly Summary of Operations
                                                           --------------------------------------------
                                               1996                                                  1995
                           -----------------------------------------------      -----------------------------------------------
                           Fourth        Third        Second         First      Fourth         Third        Second       First
                           Quarter      Quarter      Quarter       Quarter      Quarter       Quarter      Quarter      Quarter
                           -------      -------      -------       -------      -------       -------      -------      -------
Income:
 Earned Discount .....  $ 2,546,104  $ 2,423,715  $ 2,722,140   $ 2,333,820  $ 3,055,687   $ 2,578,345  $ 2,420,653  $ 2,877,646

 Fees and Other
  Income .............      763,730      499,802      563,398       551,852      408,619       600,245      649,726      406,425
                            -------      -------      -------       -------      -------       -------      -------      -------
    Total Income .....    3,309,834    2,923,517    3,285,538     2,885,672    3,464,306     3,178,590    3,070,379    3,284,071
                          ---------    ---------    ---------     ---------    ---------     ---------    ---------    ---------

Expenses:
 Compensation and
  Fringe Benefits ....      735,750      737,910      995,894       849,055      852,787       785,161      753,069      807,480
 General and
  Administration .....      618,501      632,985      941,088       612,069      776,522       642,766      730,759      608,238
 Interest Expense ....      463,591      360,627      426,983       355,360      353,885       205,307      166,020      258,506
 Provision for
  Credit Losses1 .....      798,597      527,341    3,928,570       623,659    2,211,046       859,000      610,500    1,301,100
 Commissions .........       97,191      126,248      136,145        89,641       63,455        64,928       72,846       61,871
                             ------      -------      -------        ------       ------        ------       ------       ------
    Total Expenses ...    2,713,630    2,385,111    6,428,680     2,529,784    4,257,695     2,557,162    2,333,194    3,037,195
                          ---------    ---------    ---------     ---------    ---------     ---------    ---------    ---------

Income/(Loss) Before
 Income Taxes ........      596,204      538,406   (3,143,142)      355,888     (793,389)      621,428      737,185      246,876

Income Taxes/(Benefit)      220,900      198,800   (1,162,900)      131,700     (260,200)      228,700      271,500       91,000
                            -------      -------   ----------       -------     --------       -------      -------       ------

Net Income/(Loss) ....  $   375,304  $   339,606  $(1,980,242)  $   224,188  $  (533,189)  $   392,728  $   465,685  $   155,876
                        ===========  ===========  ===========   ===========  ===========   ===========  ===========  ===========

Net Income / (Loss)
  Per Share ..........  $      0.16  $      0.15  $     (0.85)  $      0.09  $      (.20)  $       .13  $       .15  $       .05
                        ===========  ===========  ===========   ===========  ===========   ===========  ===========  ===========

Weighted Average
 Number of Shares ....    2,317,919    2,317,237    2,316,853     2,361,461    2,655,128     3,009,971    3,102,328    3,102,328
                          =========    =========    =========     =========    =========     =========    =========    =========


                                                            For the Years Ended December 31,
                                         ------------------------------------------------------------------
                                                   1996                   1995                  1994
                                         ---------------------   --------------------   -------------------
                                          REVENUE      PERCENT     REVENUE    PERCENT    REVENUE    PERCENT
                                         ----------   --------   ----------   -------   ---------   -------
INCOME:
  Earned Discounts ..................  $ 10,025,779      80.8% $ 10,932,331     84.1% $ 9,947,678     82.7%
  Fees and Other Income .............     2,378,782      19.2     2,065,015     15.9    2,082,320     17.3
                                          ---------      ----     ---------     ----    ---------     ----
      TOTAL INCOME ..................    12,404,561     100.0    12,997,346    100.0   12,029,998    100.0
                                         ----------     -----    ----------    -----   ----------    -----


EXPENSES:
  Compensation and Fringe Benefits ..     3,318,609      26.8     3,198,497     24.6    2,996,029     25.0
  General and Administrative Expenses     2,804,643      22.6     2,758,285     21.2    2,673,959     22.2
  Interest Expense ..................     1,606,561      12.9       983,718      7.6      610,531      5.1
  Provision of Credit Losses<F1>.....     5,878,167      47.4     4,981,646     38.4    5,359,159     44.5
  Commissions .......................       449,225       3.6       263,100      2.0      155,280      1.3
                                            -------       ---       -------      ---      -------      ---
      TOTAL EXPENSES ................    14,057,205     113.3    12,185,246     93.8   11,794,958     98.1
                                         ----------     -----    ----------     ----   ----------     ----

INCOME BEFORE TAXES .................    (1,652,644)    (13.3)      812,100      6.2      235,040      1.9

INCOME TAXES ........................      (611,500)     (4.9)      331,000      2.5       87,500       .7
                                           --------      ----       -------      ---       ------       --

NET INCOME ..........................   $ 1,041,144)     (8.4)% $   481,100      3.7%  $  147,540      1.2%
                                        ===========      ====   ===========      ===   ==========      ===

NET INCOME PER SHARE                    $     (0.45)               $   0.16            $     0.05
                                        ===========                ========            ==========

WEIGHTED AVERAGE NUMBER OF SHARES         2,328,308               2,966,330             3,102,328
                                          =========               =========             =========

-----------

<F1> For a discussion of this item of expense,  see Management's  Discussion and
Analysis of Financial Condition and Results of Operation - Provision for Credit Losses.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  TOTAL INCOME. Total income consists of (i) earned discounts and (ii) fees and other income. "Earned discounts" consist primarily of income from the purchase of accounts receivable and life insurance policies and income from Collateralized Advances. "Fees and other income" consist primarily of closing or application fees, commitment or facility fees, other related financing fees and supplemental discounts paid by clients who do not sell the minimum volume of accounts receivable required by their contracts with the Company (including as a result of "graduating" to a lower cost source of funding).

  The following table breaks down total income by type of transaction for the periods indicated and the percentage relationship of each type of transaction to total income.

                                             For the Year Ended December 31,
                                        ----------------------------------------
                                               1996                   1995
                                        -----------------    -------------------

                                                % of Total            % of Total
                                         Income    Income       Income    Income
                                       ---------   ------    ----------   ------
 Discount on Factored Accounts
   Receivable ......................  $ 5,777,660   46.6%    $ 6,155,374   47.4%

Earnings on Collateralized
 Advances ..........................    2,522,856   20.3       2,930,731   22.5

Earnings on Purchased Life
Insurance Policies .................      499,249    4.0         947,731    7.3

Other Earnings .....................    1,226,014    9.9         898,495    6.9
                                        ---------    ---         -------    ---

   Total ...........................   10,025,779   80.8      10,932,331   84.1

Fees and Other Income ..............    2,378,782   19.2       2,065,015   15.9
                                        ---------   ----       ---------   ----

   Total Income ....................  $12,404,561  100.0%    $12,997,346  100.0%
                                      ===========  =====     ===========  =====



    Total income decreased 4.6% in 1996 over 1995, from $13.0 million to $12.4 million. Earned discounts from Factored Accounts Receivable decreased 6.1% in 1996 as compared to 1995, from $6.2 million to $5.8 million. Earned discounts from Factored Accounts Receivable in 1996 as a percentage of total Factored Accounts Receivable purchased in 1996 were 3.39%. The comparable percentage in 1995 was 4.25%, a decrease of 20.2% from 1995 to 1996. This reduction reflects the downward pressure on pricing from competition in the Company's core factoring business. In 1996 and 1995, earned discounts from Factored Accounts Receivable comprised 46.6% and 47.4%, respectively, of total income.

    Earned discounts from Collateralized Advances decreased 13.9% in 1996 over 1995, from $2.9 million to $2.5 million. In 1996 and 1995, earned discounts from Collateralized Advances comprised 20.3% and 22.5%, respectively, of total income. These percentages reflect management's decision to pursue the making of Collateralized Advances, in addition to the Company's core factoring business. Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears. See Provisions for Credit Losses below.

    Fees and other income increased 15.2% in 1996 as compared to 1995, from $2.1 million to $2.4 million, respectively. In 1996 and 1995 fees and other income comprised of 19.2% of total income and 15.9%, respectively.

    As of December 31, 1996 and 1995, Factored Accounts Receivable included on the Company's balance sheet were $22.4 million (60.0%) and $25.2 million (64.5%), respectively, of Gross Finance Receivables. As of December 31, 1996 and 1995, Collateralized Advances included on the Company's balance sheet were $8.8 million (23.4%) and $10.8 million (27.8%), respectively, of Gross Finance Receivables.

    Compensation and Fringe Benefits. Compensation and fringe benefits were $3.3 million (26.8% of total income) and $3.2 million (24.6% of total income) in 1996 and 1995, respectively. The absolute dollar increase is chiefly the result of small increases in several categories of compensation. Executive compensation in 1996 was $1.1 million (8.9% of total income) versus $1.0 million (7.9% of total income) in 1995. Almost all of the 1996 increase in compensation and fringe benefits (including executive compensation) is the result of expenses associated with the severance of a key employee and costs associated with replacing that employee, including hiring a former Company executive on an interim basis to help identify and train the severed employee's replacement.

    General and Administrative Expense. In 1996, general and administrative expense was $2.8 million (22.6% of total income) as compared to $2.8 million (21.2% of total income) in 1995. Overall general and administrative expenses were flat between 1996 and 1995, however, an increase in professional fees was offset by decreases in licenses and taxes and duplicating expense. In 1996 professional fees rose to $1.2 million (9.9% of total income) as compared to $1.1 million (8.3% of total income) in 1995. Professional fees increased, in part, due to on-going litigation and, in part, to the final resolution of certain legal proceedings instituted in prior years. Also contributing to the increase in general and administrative expense was an increase in directors' fees attributable to an increase in the size of the Board and an increase in the number of scheduled meetings of the Board.

    Interest Expense. Interest expense was $1.6 million (13.0% of total income) versus $984 thousand (7.6% of total income) in 1996 and 1995, respectively. The increase in interest expense is attributable to (i) an increase in the average daily balance outstanding on the Company's revolving line of credit and (ii) interest expense related to the Company's Convertible, Subordinated Notes issued in September 1995 and January 1996. The average daily outstanding balance on the Company's revolving line of credit was $11.3 million and $8.5 million for 1996 and 1995, respectively and the average interest rate paid on the Company's revolving line of credit was 9.0% during 1996 as compared to 9.7% during 1995. Interest expense related to the Company's Convertible Subordinated Notes was $465 thousand (3.8% of total income) in 1996, compared to $87 thousand (0.7% of total income) in 1995. The increase in 1996 is attributable to the length of time and dollar amount outstanding of the Convertible Subordinated Notes.

    Provision for Credit Losses. The provision for credit losses increased in 1996 from $5.0 million (38.3% of total income) in 1995 to $5.9 million (47.4% of total income) in 1996. As disclosed in the Company's Form 10-QSB for the period ended June 30, 1996, following certain events in the second quarter of 1996, management determined that it was necessary and appropriate to write off or write down nine non-performing assets totalling $4.2 million. Prior to the write-offs and write downs, these assets were included in Non-earning Receivables, Other Receivables and Other Assets on the Company's balance sheet. The provision for credit losses in the second quarter of 1996 reflected the amount deemed necessary by management to enable the Company to charge the allowance for credit losses for the foregoing write-offs and to leave a balance in the allowance for credit losses deemed sufficient to cover potential future write-offs.

    The following table provides a summary of the Company's Gross Finance Receivables, Other Receivables and Other Assets and information regarding the allowance for credit losses for the periods indicated.

                                                                As of December 31,
                                               ------------------------------------------------------------
                                                  1996         1995         1994         1993         1992
                                               --------     --------     --------    ---------     --------
GROSS FINANCE RECEIVABLES, OTHER
  RECEIVABLES AND OTHER ASSETS DATA:
------------------------------------
Gross Finance Receivables ..................   $ 37,600     $ 39,008     $ 33,323     $ 29,250     $ 35,760
Non-Earning Receivables (included
  in Gross Finance Receivables) ............      4,548        1,589        3,608        3,411        2,142
Other Receivables ..........................      4,390        2,756        3,389        2,344        1,397
Other Assets (excluding miscellaneous) .....      1,884        1,793        2,112        3,200        2,017

ALLOWANCE FOR CREDIT
  LOSSES:
--------------------
Balance, January 1 .........................   $  2,351     $  2,511     $  2,120     $  1,223     $    784
Provision for credit
  losses ...................................      5,878        4,982        5,359        4,858        1,361
Receivables charged off ....................     (5,711)      (5,194)      (5,016)      (4,144)        (941)
Recoveries .................................         61           52           48          183           19
                                                     --           --           --          ---           --
Balance, December 31 .......................   $  2,579     $  2,351     $  2,511     $  2,120     $  1,223
                                               ========     ========     ========     ========     ========

ALLOWANCE FOR CREDIT LOSSES
AS A PERCENT OF:
---------------------------
Gross Finance Receivables ..................       6.85%        6.03%        7.54%        7.25%        3.42%
Non-Earning Receivables ....................       56.7%      148.00%       69.60%       62.15%       57.10%
Non-Earning Receivables, Other
  Receivables and Other Assets .............       23.8%       38.30%       27.00%       23.67%       22.01%

AS A PERCENT OF THE SUM OF GROSS
  FINANCE RECEIVABLES, OTHER
  RECEIVABLES AND OTHER ASSETS:
--------------------------------
Non-Earning
  Receivables ..............................       10.4%        3.65%        9.29%        9.80%        5.47%
Other Receivables ..........................       10.0%        6.33%        8.73%        6.74%        3.57%
Other Assets ...............................       4.29%        4.11%        5.44%        9.20%        5.15%


The increase in Non-Earning Receivables and Other Receivables at December 31, 1996 was attributable to two clients put on non-accrual status in late November 1996.

  Although the Company maintains an allowance for credit losses in an amount deemed by management to be adequate to cover potential losses, no assurance can be given that the allowance will in fact be adequate or that an inadequacy, if any, in the allowance could not have a material adverse effect on the Company's earnings in future periods. Furthermore, although management believes that its periodic estimates of the value of Other Receivables and Other Assets are appropriate, no assurance can be given that the amounts which the Company ultimately collects with respect to Other Receivables and Other Assets will not differ significantly from management's estimates or that those differences, if any, could not have a material adverse effect on the Company's earnings in future periods. See (g) Asset Quality and (h) Credit Loss Policy and Experience.

     Commissions. Commission expense was $449 thousand (3.6% of total income) in 1996 as compared to $263 thousand (2.0% of total income) in 1995. The increase was the result of a larger portion of Gross Finance Receivables acquired in 1996 being generated by commissioned brokers and other professionals to whom the Company paid referral fees.

     Liquidity and Capital Resources. The Company's principal funding sources are the collection of purchased receivables, retained cash flow and external borrowings.

     As of December 31, 1996, the Company had approximately $10.1 million available under a $25 million secured revolving line of credit. The credit facility contains a $5.0 million sub-facility for the issuance of letters of credit, a $2 million sub-facility (which under certain circumstances may increase to $4 million) the proceeds of which may be used to make advances to clients secured by machinery and equipment and a $2.5 million sub-facility the proceeds of which may be used by the Company to make advances to clients secured by inventory. Borrowings under the credit facility bear interest at a spread over the bank's base rate. The current maturity date of this credit facility is May 13, 1997. The Company is subject to covenants which are typical in revolving credit facilities of this type. The Company is currently discussing the renewal of this credit facility with its lenders.

        As of December 31, 1996 and December 31, 1995, the Company had outstanding approximately $4,978,000 and $2,838,000, respectively, in aggregate principal amount of Convertible Subordinated Notes issued in exchange for shares of the Company's common stock. The Convertible Subordinated Notes outstanding at December 31, 1995 were issued in exchange for 447,200 shares of common stock and the Convertible Subordinated Notes outstanding at December 31, 1996 were issued in exchange for 785,475 shares of common stock (including the 447,200 shares of common stock exchanged prior to December 31, 1995). The Notes (i) mature on September 30, 2000; (ii) currently bear interest at the rate of 9.5% per annum which rate may fluctuate in accordance with the prime rate, but may not fall below 8% nor rise above 10% per annum; (iii) are convertible into common stock of the Company at the rate of $7.50 per share; (iv) are subordinated to Senior Indebtedness (as defined) of the Company and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain change of control events, holders of the Notes have the right to have their Notes redeemed at par.

     At December 31, 1996, the Company had working capital of $24.9 million and a ratio of current assets to current liabilities of 2.36 to 1 as compared to December 31, 1995 working capital of $26.0 million and a ratio of current assets to current liabilities of 2.60 to 1. As of December 31, 1996, the Company had conditional commitments of $66.6 million to purchase accounts receivable and make Collateralized Advances, subject to the Company's underwriting criteria. Since many of those commitments may expire without being drawn upon, the figure $66.6 million does not necessarily represent future cash requirements.

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

     Changes in interest rate levels do not generally affect the income earned by the Company in the form of discounts charged. Rising interest rates would, however, increase the Company's cost of funds based on its current borrowing arrangements which are prime or base rate adjusted credit facilities.


  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     TOTAL INCOME. The Company's total income, which consists of earned discounts and fees and other income, rose 8.0% in 1995 over 1994, from $12.0 million to $13.0 million. Earned discounts from Factored Accounts Receivable decreased 18.7% in 1995 as compared to 1994, from $7.6 million to $6.2 million. Earned discounts from Factored Accounts Receivable in 1995 as a percentage of total Factored Accounts Receivable purchased in 1995 were 4.25%. The comparable percentage in 1994 was 4.61%, a decrease of 7.8% from 1994 to 1995. This reduction reflects the downward pressure on pricing from competition in the Company's core factoring business. In 1995 and 1994, earned discounts from Factored Accounts Receivable comprised 47.4% and 63.0%, respectively, of total income. These percentages reflect lower average earned discounts from the Company's core factoring business due to competition and management's decision to pursue and increase the making of Collateralized Advances, in addition to the Company's core factoring business.

     Earned discounts from Collateralized Advances increased 145.1% in 1995 over 1994, from $1.2 million to $2.9 million. In 1995 and 1994, earned discounts from Collateralized Advances comprised 22.5% and 9.9%, respectively, of total income. These changes again reflect management's decision to pursue the making of Collateralized Advances, in addition to the Company's core factoring business. Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month calculated generally on the highest outstanding amount of the Collateralized Advance during the month. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears. See Provisions for Credit Losses below.

     Fees and other income were relatively unchanged in 1995 as compared to 1994. In both years fees and other income were approximately $2.1 million. Increases in 1995 in closing fees and supplemental discounts were offset by reductions in related financing fees and the absence of a one-time finders fee of $50 thousand earned in 1994.

     As of December 31, 1995 and 1994, Factored Accounts Receivable included on the Company's balance sheet were $25.2 million (64.5%) and $22.2 million (66.7%), respectively, of Gross Finance Receivables. As of December 31, 1995 and 1994, Collateralized Advances included on the Company's balance sheet were $10.8 million (27.8%) and $7.2 million (21.7%), respectively, of Gross Finance Receivables. The relative increase from the end of 1994 to the end of 1995 in the percentage of Gross Finance Receivables comprised of Collateralized Advances reflects management's decision to emphasize the making of Collateralized Advances, in addition to the Company's core factoring business.

     COMPENSATION AND FRINGE BENEFITS. Compensation and fringe benefits were $3.2 million (24.6% of total income) and $3.0 million (25.0% of total income) in 1995 and 1994, respectively. The absolute dollar increase is chiefly the result of increases in sales personnel and compensation. Executive compensation in 1995 was $1.0 million (7.9% of total income) versus $1.0 million (8.5% of total income) in 1994.

     GENERAL AND  ADMINISTRATIVE  EXPENSE.  In 1995  general and  administrative expense was $2.8 million (21.2% of total income) as compared to $2.7 million (22.2% of total income) in 1994. The increase for 1995 was primarily attributable to a rise in professional fees, licenses and taxes and duplicating expense. In 1995 professional fees rose to $1.1 million (8.3% of total income) as compared to $805 thousand (6.7% of total income) for 1994. Professional fees have increased, in part, due to on-going litigation and, in part, to the final resolution certain of legal proceedings instituted in prior years. Also contributing to the increase in general and administrative expense were license and tax expenditures incurred in connection with maintaining certain assets acquired in settlement of Finance and Other Receivables. Other charges increasing general and administrative expense were telephone and travel and entertainment (primarily associated with new business development) which were offset, in part, by decreases in loan amortization, office supplies and credit and filing costs.

     INTEREST EXPENSE. Interest expense was $984 thousand (7.6% of total income) versus $611 thousand (5.1% of total income) in 1995 and 1994, respectively. The rise in interest expense is attributable in part to (i) an increase in the average daily balance outstanding on the Company's revolving line of credit,
(ii) the rise in the base or prime rate of interest from 1994 to 1995 and (iii) interest expense related to the Company's Convertible, Subordinated Notes issued in September 1995. The average daily outstanding balance on the Company's revolving line of credit was $8.5 million and $6.5 million for 1995 and 1994, respectively and the average interest rate paid on the Company's revolving line of credit rose (as a result of increases in the base or prime rate) to 9.7% during 1995 as compared to 8.3% during 1994. Interest expense related to the Company's Convertible Subordinated Notes was $87 thousand in 1995.

     COMMISSIONS. Commission expense was $263 thousand (2.0% of total income) in 1995 as compared to $155 thousand (1.3% of total income) in 1994. The increase was the result of a larger portion of Gross Finance Receivables acquired in 1995 being generated by commissioned brokers and other professionals to whom the Company paid referral fees.


ITEM 7.  FINANCIAL STATEMENTS (PAGES 34-56)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

                      Name          Age   Position(s)

        Craig Fishman.................36  President, Chief Executive Officer
                                           and a Director
        Leon Fishman..................65  Director/Vice Chairman
        Eugene R. Haskin..............67  Chairman of the Board
        Lawrence M. Winkler...........61  Secretary, Treasurer, Chief Financial
                                           Officer
        Edward McNally................53  Director
        Lawrence Vecker...............67  Director
        James C. Spector..............63  Director
        William H. Savage.............64  Director
        David W. Campbell.............50  Director
        Alan L. Freeman...............55  Director
        Wade Hotsenpiller.............55  Senior Vice President, Chief Operating
                                           Officer
        Peter Matthy..................51  Exec. Vice President, Director-Sales
                                           & Marketing
        Richard A. Brasch.............40  General Counsel

     CRAIG FISHMAN has been the President and Chief Executive Officer of the Company since July 1, 1996. He joined the Company in 1991 as a Vice President and in February 1993, was appointed General Counsel. In May 1994, he was elected President of Lifetime Options and in September 1995, Mr. Fishman was elected Senior Vice President of the Company. Mr. Fishman has served as a director since November 1995. From 1987 to April 1991 Mr. Fishman was an attorney associated with the law firm of White & Case in New York City. Craig Fishman is the son of Leon Fishman and the nephew of Lawrence Winkler.

     LEON FISHMAN is a director and Vice Chairman of the Company. He was the former President and Chief Executive Officer of the Company. Mr. Fishman served on the Company's Board of Directors from 1982 until November 1995 and was re-elected to the Board on November 7, 1996. He co-founded the Company with Eugene Haskin in 1982. Mr. Fishman served as Secretary and Treasurer of the Company and held other management positions prior to being elected President and Chief Executive Officer in 1989.

     Prior to co-founding the Company, Mr. Fishman had extensive experience as the president and major shareholder of companies involved in factoring, real estate development and manufacturing.

     EUGENE R. HASKIN is Chairman of the Board of the Company and has served as a Director of the Company since co-founding the Company with Leon Fishman in 1982. Mr. Haskin served as President of the Company from 1982 to 1989. Prior to co-founding the Company, Mr. Haskin was an executive with and a major investor in companies involved in factoring, real estate development and heating oil distribution.

     LAWRENCE M. WINKLER is Secretary, Treasurer and Chief Financial Officer of the Company and has served as a director from 1983 until his resignation in November 1996. Mr. Winkler began his career at the Company in 1982 as Second Vice President, was promoted to Senior Vice President in April 1989 and has held his current positions since May 1989. Mr. Winkler, a certified public accountant, was a general partner in the accounting firm of Alexander Grant and Company prior to joining the Company. Mr. Winkler is the brother-in-law of Leon Fishman and uncle of Craig Fishman.

     JAMES C. SPECTOR has been a member of the Board of Directors since June 1989. Mr. Spector served as Executive Vice President of the Company from February 1991 to October 1993. Prior to joining the Company, Mr. Spector had served for many years as an executive with Heller Financial, Inc. and certain of its related companies, specializing in asset-based and real estate lending. His most recent positions in that organization included Executive Vice President and Chief Operating Officer of Heller Mortgage Corporation, from August 1984 through June 1985, and Senior Vice President of Heller Financial, Inc. from July 1985 through September 1987. He is currently Executive Vice President of Bank Atlantic, Ft. Lauderdale, Florida.

     WILLIAM H. SAVAGE has been a member of the Board of Directors since November 1995. Since 1990, Mr. Savage has been engaged in a variety of investment ventures in real estate development and banking. Since 1991, Mr. Savage has served as Chairman of Island Preservation Partnership, the owner and developer of Dewees Island, a 1,200 acre ocean front, barrier island near
Charleston, South Carolina. He is the Chairman of the Board of Knights Hill Corporation, which owns and manages timberlands in South Carolina. Since 1982, he has been the Managing Partner of Calvert Associate which owns an apartment complex in Alexandria, Virginia. Prior to 1990, Mr. Savage was the President and Chief Executive Officer of Ameribanc Investors Group, Annandale, Virginia, parent company of Ameribanc Savings Bank. Since 1977, he has been the President of Richard United Corporation, a real estate investment company based in Alexandria, Virginia.

     DAVID W. CAMPBELL has been a member of the Board of Directors since November 1995. Since April 1996, Mr. Campbell has been the President and Chief Operating Officer and a Director of Southern Financial Bancorp and Southern Financial Bank. Mr. Campbell was formerly President and Chief Executive Officer of Ameribanc Savings Bank ("ASB") in Annandale, Virginia from June 1990 to March 1995. Prior to that, he was Executive Vice President and Chief Operating Officer of ASB from 1984 to June 1990 and also a director of ASB from 1988 to March 1995. He served as a Trustee of the Ameribanc Investors Group from 1992 to March 1995.

     ALAN L. FREEMAN has been a member of the Board of Directors since November 1995. He is currently Managing Partner of Freeman, Buczyner & Gero, an accounting firm. Prior to that he was a Partner with Deloitte & Touche from 1989 to 1991 and a Partner with the accounting firm Shapiro, Fleischmann & Co.
from 1966 to 1989.

     EDWARD  A.  MCNALLY  has been a member  of the  Board  of  Directors  since
November 1996. Mr. McNally is Managing Director, Windham Partners, LLC (commencing August 1996); President, McNally and Co. (commencing August 1995); Independent management consultant (commencing April 1991); formerly Senior Vice President, National Westminster Bank USA (1983 through 1992).

     LAWRENCE VECKER has been a member of the Board of Directors since November 1996. Mr. Vecker is currently Executive Vice President of North American Capital Corp., a New York based private merchant bank. Formerly, he was Executive Vice President of Congress Financial Corp., a subsidiary of CoreStates Financial Corp (1974 through 1995); Executive Vice President, S.V. Associates (1971 through
1974); United Factors and UM&M Financial Corporation, divisions of United Merchants and Manufacturers, Inc., attained position of Senior Vice President (1948 through 1971).

     WADE HOTSENPILLER is the Company's Senior Vice President and Chief Operating Officer (commencing December 19, 1996). Formerly, he was President and Director (June 1986 to July 1996) and Chief Operating Officer (April 1984 to July 1996) of Washington Federal Savings Bank, Herndon, VA. From 1976 to 1983, he was an Executive Vice President and functioned as Chief Operating Officer of Perpetual American Bank, FSB. Mr. Hotsenpiller is a certified public accountant and served in various audit positions with increasing responsibilities for Arthur Andersen & Co. From 1964 to 1976.

     PETER MATTHY joined the Company in April 1996 in the capacity of Executive Vice President and Chief Operating Officer. Mr. Matthy remains the Company's Executive Vice President and has now assumed the functional responsibilities of nationwide Director of Sales and Marketing. Prior to joining the Company, Mr. Matthy was employed by IBJ Schroder Bank & Trust Company for 15 years, as an executive Vice President with responsibilities as Director of Corporate Banking, a Member of the Management Committee, and Chairman and Chief Executive Officer of its leasing subsidiary. He previously was a corporate banking executive at Bankers Trust Company from 1968 to 1978.

     RICHARD A. BRASCH has been General Counsel of the Company since January 1996. He joined the Company in 1993 as Associate General Counsel. Prior to joining the Company, Mr. Brasch was a partner/shareholder in the law firm of Stearns Weaver Miller Alhadeff & Sitterson, P.A. in Miami, Florida where he worked from 1985 to 1993 with a concentration on representing financial institutions.

     Directors of the Company are elected to serve until the next annual meeting of shareholders of the Company and until their respective successors are elected and qualified. Officers serve at the pleasure of the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officer and directors, and persons who own more than 10% of its common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("Commission"). Officers, directors and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that during 1996 all filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables provide certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company whose total compensation exceeded $100,000 for the year ended December 31, 1996.

                                     SUMMARY COMPENSATION TABLE


                                                    AWARDS -
                                                   Securities
Name and                                           Underlying     All Other
Principal Position      Year    Salary      Bonus  Options (1)  Compensation (2)
------------------      ----   --------     ------ -----------  ---------------
Craig Fishman
President and CEO       1996   $170,330     $  -0-    30,000        $3,000
                        1995   $161,177     $  -0-       -          $3,000
                        1994   $126,405     $  -0-       -          $2,578
Leon Fishman
Director/Vice Chairman  1996   $295,009     $  -0-       -          $3,000
                        1995   $377,885     $  -0-       -          $3,000
                        1994   $375,000     $  -0-       -          $3,000

Lawrence M. Winkler     1996   $169,450     $  -0-    20,000        $3,000
Secy/Treasurer &        1995   $154,732     $  -0-       -          $3,000
CFO                     1994   $143,533     $2,500       -          $2,889

Richard Brasch          1996   $109,328     $4,000    12,500        $3,000
General Counsel         1995   $132,023     $3,000       -          $2,640
                        1994   $110,533     $2,500       -          $2,211

Peter Matthy            1996   $105,435     $  -0-    20,000           -
Exec. Vice President,   1995   $   -0-      $  -0-       -             -
Director of Sales &     1994   $   -0-      $  -0-       -             -
Marketing

--------------------------------------------
(1)   No SARs have been granted.
(2)   Represents contributions to 401(k) plan.

INDIVIDUAL GRANTS IN LAST FISCAL YEAR

                                  Option Grants in Last Fiscal Year
                                          Individual Grants

                               Number of     Percent of
                               Securities    Total Options  Exercise
                               Underlying    Granted to       or
                               Options       Employees in    Base    Expiration
           Name                Created       Fiscal Year     Price      Date
--------------------------------------------------------------------------------

Craig Fishman                     30,000         36.4%       5.62      6/30/2001

Leon Fishman                        -              -          -

Lawrence M. Winkler               20,000         24.2        5.62      6/30/2001

Peter D. Matthy                   20,000         24.2        5.62      6/30/2001

Richard A. Brasch                 12,500         15.2        5.62      6/30/2001
                                  ------         ----
                                  82,500        100.0%
                                  ======        =====



AGGREGATE OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND F/Y END OPTION/SAR
VALUE
                                                                              Value of Unexercised
                      Shares                     Unexercised Options        In-the-Money Options/SARs
                    Acquired on      Value           at F/Y End                  at F/Y End
Name                  Exercise      Realized  (Exercisable/Unexercisable)  (Exercisable/Unexercisable)
---------------     ------------   ---------   -------------------------    --------------------------
Craig Fishman            -              -           2,500/32,500                  - /$ -0-

Leon Fishman             -              -           7,500/  -                     - /$ -0-

Peter Matthy             -              -            -   /20,000                  - /$ -0-

Lawrence Winkler         -              -           5,000/20,000                  - /$ -0-

Richard Brasch           -              -            -   /12,500                  - /$ -0-

     Directors who are not officers of the Company receive a fee of $2,000 per board or committee meeting attended in person, plus reimbursement for their expenses associated with attending these meetings. Commencing November 1995, Directors who are not officers of the Company receive a fee of $500 per special board or committee meeting attended by conference telephone call. Directors who are officers of the Company receive no compensation for serving as directors, but are reimbursed for out-of-pocket expenses related to attending board or committee meetings. In addition, commencing August 1996 and continuing through December 31, 1997, Directors who are not officers of the Company are granted 1,000 stock options per meeting attended at an exercise price equal to the greater of (i) 7.00 per share and (ii) 110% of the average of the closing bid and ask prices for the Company's common stock on the most recent three days on which trading occurred in the Company's common stock preceding such grants.
The options are exercisable until December 31, 1999.

     The Company is party to employment agreements with four executive officers of the Company. The following sets forth their principal terms.

     The Company is party to an employment agreement with Craig Fishman, the Company's President and Chief Executive Officer. Effective July 1, 1996, Mr. Fishman's current base salary is $200,000 and is subject to annual cost of living increases, but not less than 5% per annum. Any other increases in his salary are at the discretion of the Compensation Committee. The agreement contains confidentiality and non-compete provisions, obligates the Company to provide Mr. Fishman with the use of an automobile and requires the Company to include Mr. Fishman in any benefit plans made available to employees generally. The agreement expires by its terms on June 30, 1998. If Mr. Fishman dies or his employment is terminated (other than for cause) during the term of the agreement, the Company is obligated to pay him an amount equal to the lesser of
(x) one year's compensation and (y) the compensation due for the then remainder of the agreement (but in no event less than six months compensation).

     The Company is party to an employment agreement with Peter D. Matthy, the Company's Executive Vice President. Effective July 1, 1996, Mr. Matthy's current base salary is $150,000; salary increases are at the discretion of the Compensation Committee. The agreement contains confidentiality and non-compete provisions, obligates the Company to provide Mr. Matthy with the use of an automobile and requires the Company to include Mr. Matthy in any benefit plans made available to employees generally. The agreement expires by its terms on June 30, 1998. If Mr. Matthy dies or his employment is terminated (other than for cause) during the term of the agreement, the Company is obligated to pay him an amount equal to one year's compensation.

     The Company is party to an employment agreement with Lawrence M. Winkler, the Company's Secretary/Treasurer and Chief Financial Officer. Effective July 1, 1996, Mr. Winkler's current base salary is $160,775; salary increases are at the discretion of the Compensation Committee. The agreement contains confidentiality and non-compete provisions, obligates the Company to provide Mr. Winkler with the use of an automobile and requires the Company to include Mr. Winkler in any benefit plans made available to employees generally. The agreement expires by its terms on June 30, 1998. If Mr. Winkler dies or his employment is terminated (other than for cause) during the term of the agreement, the Company is obligated to pay him an amount equal to the lesser of (x) one year's compensation and (y) the compensation due for the then remainder of the agreement (but in no event less than six months compensation).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 20, 1997, the amount of common stock of the Company which may be deemed beneficially owned: (i) by each person known to the Company to be the beneficial owner of more than 5% of the aggregate shares of the Company's outstanding common stock, (ii) by each of the named executive officers in the Summary Compensation Table, (iii) by each director of the Company and (iv) by all officers and directors as a group.


                                   Common Shares      Exercisable     Percent of
Name and Address                Beneficially Owned  Options Included     Class
------------------             -------------------  ----------------  ----------
Leon Fishman
20191 E. Country Club Dr.
N. Miami Beach, FL  33180           253,750              7,500            10.91%

Eugene Haskin
4000 Island Blvd.
N. Miami Beach, FL  37160           242,500              2,000            10.45%

Lawrence M. Winkler
1300 Crystal Drive
Arlington, VA 22202                  5,050               5,000             0.03%

James Spector
10580 SW 77 Terrace
Miami, FL 33173                      4,200               4,000             0.02%

Peter Matthy
5812 Highland Drive
Chevy Chase, MD 70815                7,000                 -               0.03%

Alan Freeman
20191 East Country Club Drive
Aventura, FL 33180                   4,000               4,000             0.02%

Craig Fishman
2687 Hillsman Street
Falls Church, VA 22043               7,300               2,500             0.03%

David W. Campbell
6410 Nobel Rock Court
Clifton, VA 22024                    4,000               3,000             0.02%

William H. Savage
314 Franklin Street
Alexandria, VA 22314                11,000               4,000             0.04%

Edward A. McNally
120-41 Prospect Street
Ridgefield, CT 06837                 5,000               4,000             0.02%

Lawrence Vecker
1600 Parker Avenue
Fort Lee, NJ 07024                   4,000               4,000             0.02%

Timothy G. Ewing
Value Partners, Ltd.
2200 Ross Avenue
Dallas, TX  75201                   661,835                -              26.57%

Tweedy, Browne Company L.P.
52 Vanderbilt Avenue
New York, NY  10017                 245,150                -              10.58%

Franklin Resources, Inc.
777 Mariners Island Blvd.
San Mateo, CA 94403-7777            132,000                -               5.69%

Richard A. Brasch
9313 Hamilton Drive
Fairfax, VA 22031                      -                   -                 -

For all Officers and Directors
as a group (12 persons)             547,800                -              23.20%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Part II, Item 7 of this 10-KSB (Financial Statements).

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. Financial Statements:                                       Page Number

      The following Financial statements are submitted in Item 7.

      Independent Auditors' Report on Consolidated Financial
      Statements and Schedules                                                34

      Consolidated Balance Sheets as of December 31, 1996 and 1995            35

      Consolidated Statements of Operations for the years ended
      December 31, 1996, 1995, and 1994                                       36

      Consolidated Statements of Shareholders' Equity for
      the years ended December 31, 1996, 1995 and 1994                        37

      Consolidated Statements of Cash Flows for the years
      ended December 31, 1996, 1995 and 1994                               38-39

      Notes to Consolidated Financial Statements for the
      year ended December 31, 1996                                         40-55

      2. Financial Statement Schedules

      The following financial statement schedule is filed as part of this report:

      Schedule IV Indebtedness of and to Related Parties - Not
      Current for the years ended December 31, 1996, 1995 and 1994            56

      Schedules other than those listed above have been omitted since they are either not required or the information is included elsewhere in the financial statements or notes thereto.

(b)  Reports on Form 8-K

        None.

(c)  Listing of Exhibits


EXHIBIT  3.  ARTICLES OF INCORPORATION AND BY-LAWS

             Documents incorporated by reference - See Registration Statement on Form S-1 33-46748

EXHIBIT  4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

            Documents incorporated by reference - See Registration Statement on Form S-1 33-46748

            Documents incorporated by reference - See the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1995.

EXHIBIT 10.  MATERIAL CONTRACTS

            Documents incorporated by reference - See Registration Statement on Form S-1 33-46748

            Documents incorporated by reference - See the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1995

            Amendments to Exhibit 10.7 - Revolving Credit and Security Agreement dated as of May 13, 1994 between IBJ Schroder Bank & Trust Company (as Lender and as Agent) and Allstate Financial Corporation (as Borrower), as amended to March 4, 1996.

            Ninth Amendment dated as of April 26, 1996 Tenth Amendment dated as of June 30, 1996

EXHIBIT 10.9 EMPLOYMENT CONTRACTS

             Employment and Compensation Agreement, effective as of July 1, 1996, by and between the Company and Craig Fishman.

             Employment and Compensation Agreement, effective as of July 1, 1996, by and between the Company and Lawrence M. Winkler

             Employment and Compensation Agreement, effective as of July 1, 1996, by and between the Company and Peter D. Matthy

EXHIBIT 21.  SUBSIDIARIES OF THE COMPANY

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Allstate Financial Corporation
Arlington, Virginia


     We have audited the accompanying consolidated balance sheets of Allstate Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 13(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Financial Corporation and subsidiaries as of December 31, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP



Washington, D.C.
February 21, 1997

                               ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                               -----------------------------------------------
                                         CONSOLIDATED BALANCE SHEETS
                                         ---------------------------
                                                                                     December 31,
                                                                     -------------------------------------
                                                                         1996                       1995
                                                                     -----------                -----------
                                                   ASSETS

CURRENT ASSETS:
  Cash                                                                $1,624,899                $   754,295
  Receivables:
    Finance, net                                                      30,574,239                 32,670,706
    Purchased life insurance contracts, net                            4,493,088                  4,292,332
    Other                                                              4,394,975                  2,756,342

  Prepaid expenses                                                       154,434                    204,823

  Income tax receivable                                                1,150,289                    722,081

  Deferred income taxes                                                  893,000                    893,000
                                                                         -------                    -------
        TOTAL CURRENT ASSETS                                          43,284,924                 42,293,579

FURNITURE, FIXTURES AND EQUIPMENT, Net                                   538,164                    537,629

OTHER ASSETS                                                           2,116,343                  2,049,323
                                                                       ---------                  ---------
                                                                     $45,939,431                $44,880,531
                                                                     ===========                ===========


                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                              $   446,360                $   292,602
  Notes payable                                                       14,851,582                 13,516,938
  Note payable-related party                                             103,000                    103,000
  Credit balances of factoring clients                                 2,964,873                  2,333,729
                                                                       ---------                  ---------
        TOTAL CURRENT LIABILITIES                                     18,365,815                 16,246,269


NONCURRENT PORTION OF NOTES PAYABLE:
  Related parties                                                         61,969                     58,788
  Convertible Subordinated Notes                                       4,985,110                  2,845,110
                                                                       ---------                  ---------
        TOTAL LIABILITIES                                             23,412,894                 19,150,167
                                                                      ----------                 ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000
    shares with no par value; no shares
    issued or outstanding                                                   -                           -

  Common  stock,   authorized  10,000,000  shares
    with  no  par  value;  3,102,328 issued;  2,317,919
    outstanding at December 31, 1996 and 2,655,128
    outstanding  at December  31,  1995,  exclusive  of
    shares held in treasury                                               40,000                      40,000

 Additional  paid-in-capital                                          18,852,312                  18,852,312

 Treasury Stock 784,409 shares at
    December 31, 1996 and 447,200 at
    December 31, 1995                                                (5,034,584)                  (2,871,901)

  Retained Earnings                                                    8,668,809                   9,709,953
                                                                       ---------                   ---------
        TOTAL SHAREHOLDERS' EQUITY                                    22,526,537                  25,730,364
                                                                      ----------                  ----------
                                                                     $45,939,431                 $44,880,531
                                                                     ===========                 ===========

                               See Notes to Consolidated Financial Statements

                                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                 -----------------------------------------------
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------




                                                                   Years Ended December 31,
                                                    ---------------------------------------------------------
                                                        1996                   1995                   1994
                                                    -----------            -----------            -----------
INCOME:
    Earned discounts                                $10,025,779            $10,932,331            $ 9,947,678
    Fees and other income                             2,378,782              2,065,015              2,082,320
                                                      ---------              ---------              ---------
          TOTAL INCOME                               12,404,561             12,997,346             12,029,998
                                                     ----------             ----------             ----------
EXPENSES:
    Compensation and fringe benefits                  3,318,609              3,198,497              2,996,029
    General and administrative                        2,804,643              2,758,285              2,673,959
    Interest expense                                  1,606,561                983,718                610,531
    Provision for credit losses                       5,878,167              4,981,646              5,359,159
    Commissions                                         449,225                263,100                155,280
                                                        -------                -------                -------
          TOTAL EXPENSES                             14,057,205             12,185,246             11,794,958
                                                     ----------             ----------             ----------

INCOME (LOSS) BEFORE INCOME TAXES                    (1,652,644)               812,100                235,040

INCOME TAXES (BENEFITS)                                (611,500)               331,000                 87,500
                                                       --------                -------                 ------

NET INCOME (LOSS)                                    (1,041,144)           $   481,100            $   147,540
                                                     ==========            ===========            ===========

NET INCOME (LOSS) PER SHARE                         $(      .45)           $      0.16            $      0.05
                                                    ============           ===========            ===========

WEIGHTED AVERAGE NUMBER OF SHARES                     2,328,308              2,966,330              3,102,328
                                                      =========              =========              =========

                                 See Notes to Consolidated Financial Statements

                                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                 -----------------------------------------------
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 -----------------------------------------------
                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  --------------------------------------------



                                                Common          Additional        Treasury        Retained
                                                 Stock        Paid in Capital       Stock         Earnings
                                                ------        ---------------    ---------      -----------

Balance - January 1, 1994                      $40,000         $18,852,312            -          $9,081,313

   Net Income                                     -                   -               -             147,540
                                                ------          ----------         ------         ---------
Balance - December 31, 1994                     40,000          18,852,312                        9,228,853

   Exchange of Convertible
     Subordinated Notes for
     447,200 shares of common stock               -                   -          (2,871,901)           -

   Net Income                                     -                   -               -             481,100
                                               -------         -----------      ------------     ----------
Balance - December 31, 1995                    $40,000         $18,852,312      $(2,871,901)     $9,709,953

   Exchange of Convertible
     Subordinated Notes for
     338,275 shares of common stock               -                   -          (2,170,683)           -

   Conversion of Convertible
     Subordinated Notes to
     1,066 shares of common stock                 -                   -               8,000            -

   Net Loss                                       -                   -               -          (1,041,144)
                                               -------        -----------       ------------     -----------
Balance - December 31, 1996                    $40,000        $18,852,312       $(5,034,584)     $8,668,809
                                               =======        ===========       ============     ===========




                                 See Notes to Consolidated Financial Statements

                                   ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   -----------------------------------------------
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------

                                                                             Years Ended December 31,
                                                                 -----------------------------------------------
                                                                     1996              1995              1994
                                                                 -----------       ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (Loss)                                             $(1,041,144)      $    481,100       $  147,540
   Adjustments to reconcile net income
   to cash provided by operating activities:
     Depreciation - net                                              107,664            100,093           92,801
     Provision for credit losses                                   5,878,167          4,981,646        5,359,159
     Changes in operating assets and liabilities;
     Decrease/(Increase) in other receivables                        133,237            632,296       (1,044,840)
     (Increase)/Decrease in prepaid expenses                          50,389             (6,732)          54,030
     Decrease/(Increase) in other assets                             461,955            397,760          997,247
     (Decrease)/Increase in accounts payable
        and accrued expenses                                         153,758            (11,236)          83,200
     Decrease/(Increase) in deferred income tax asset                   -                16,000         (307,000)
     Increase in income tax receivable                              (428,208)           (93,958)        (273,271)
                                                                    --------            -------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          5,315,818          6,496,969        5,108,866
                                                                   =========          =========        =========

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of finance receivables,
     including repurchases and life insurance
     contracts                                                  (199,191,058)      (172,311,795)    (188,868,852)
   Collections of finance receivables,
     including repurchases and life insurance
     contracts                                                   192,907,757        162,403,869      177,854,250
   Increase/(Decrease) in credit balances
     of factoring clients                                            631,144            668,691         (246,290)
   Purchase of furniture, fixtures and equipment                    (108,199)          (158,691)        (152,639)
                                                                    --------           --------         --------

NET CASH USED IN INVESTING ACTIVITIES                             (5,760,356)        (9,397,926)     (11,413,531)
                                                                  ----------         ----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit
     and other borrowings                                         58,584,464         72,153,625       66,975,004
   Principal payments on line of credit
     and other borrowings                                        (57,246,639)       (70,228,402)     (61,691,628)
   Treasury Stock Acquisition costs                                  (22,683)           (33,901)            -
                                                                     -------            -------       ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,315,142          1,891,322        5,283,376
                                                                   ---------          ---------        ---------

NET INCREASE (DECREASE) IN CASH                                      870,604         (1,009,635)      (1,021,289)

CASH, Beginning of year                                              754,295          1,763,930        2,785,219
                                                                     -------          ---------        ---------

CASH, End of year                                                $ 1,624,899      $     754,295      $ 1,763,930
                                                                 ===========      =============      ===========




                 See Notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (continued)



                                                                       Years Ended December 31,
                                                              --------------------------------------
                                                                 1996           1995         1994
                                                              ----------     ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                             $1,605,196     $1,014,406    $  631,187
                                                              ==========     ==========    ==========

    Taxes paid                                                $   14,321     $  408,958    $  667,919
                                                              ==========     ==========    ==========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

    Transfer of finance and other
      receivables to other assets                             $2,004,423     $  267,750    $   62,508
                                                              ==========     ==========    ==========

    Issuance of Convertible Subordinated
      Notes in exchange for common stock                      $2,148,000     $2,838,000    $     -
                                                              ==========     ==========    ==========




                 See Notes to Consolidated Financial Statements

                           ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                           -----------------------------------------------
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             ------------------------------------------


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------
    The accounting and reporting policies of Allstate Financial Corporation and its subsidiaries (collectively, the "Company") conform to generally accepted accounting principles and the general practices within the financial services industry. Those policies that materially affect the determination of financial position, results of operations, and cash flows are summarized below. In preparing its financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates shown in the consolidated balance sheet and the statement of income. Actual results could differ significantly from those estimates. In the normal course of business, the Company encounters economic risks. Economic risk is comprised of interest rate risk, credit risk, and market risk. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of the Company's real estate owned.

    The determination of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 1996, the allowance for loan losses is adequate based on the information currently available. A worsening or protracted economic decline could increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses.

CONSOLIDATION
-------------
    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany transactions. No segment of its business, other than factoring and general financing is significant in relation to consolidated total assets and revenues.


FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
---------------------------------------------------
    Finance Receivables consist of factored accounts receivable, Collateralized Advances (as defined below), overadvances secured by general liens and non-earning receivables. Factored accounts receivable are stated at the face amount outstanding, net of unearned discounts and an allowance for credit losses. Advances collateralized by inventory, equipment, real estate and other property (collectively, "Collateralized Advances") and overadvances secured by general liens are stated at the aggregate principal amount outstanding plus accrued earnings, net of an allowance for credit losses. Non-earning receivables are stated at the amount advanced by the Company plus earnings accrued to the time the accrual of earnings is suspended, net of an allowance for credit losses. If the Company determines that it is not likely to recover from any source the amount of its initial advance and the earned but unpaid discount, then the Company promptly increases the allowance for credit losses or reduces the carrying value of the non-earning receivable to its estimated fair value and makes a charge to its allowance for credit losses, in an amount equal to the difference between the Company's investment in the non-earning receivable and its estimated fair value.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

    The  allowance  for  credit  losses  is  maintained  at a  level  which,  in management's  judgment,  is sufficient to absorb losses  inherent in the finance receivables portfolio. The allowance for credit losses is based upon management's review and evaluation of the finance receivables portfolio. Factors considered in the establishment of the allowance for credit losses include management's evaluation of specific finance receivables, the adequacy of underlying collateral, historical loss experience, expectations of future economic conditions and their impact on particular industries and individual clients, and other discretionary factors. The allowance for credit losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are typically reviewed quarterly and as adjustments become necessary, the effects of the change in estimates are charged against the allowances for credit losses in the period in which they become known. Finance receivables may be reclassified on the Company's balance sheet as "other receivables" or "other assets" when, in management's opinion, such a reclassification most accurately reflects the character of the asset. At the time of any such reclassification, the Company usually suspends or discontinues the accrual of earnings for financial statement purposes. If at any time the Company determines it is not likely to recover a finance receivable in full, the receivable is appropriately written down against the allowance. Finance Receivables are fully charged off against the allowance when the Company has exhausted its efforts against the client's customer, the client, guarantors, other third parties and any additional collateral retained by the Company.

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting By Creditors for Impairment of a Loan." This statement required the Company to measure the value of each impaired loan based on the present value of its expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Effective January 1, 1995, the Company adopted SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This Statement amends SFAS No. 114, to allow creditors to use existing methods for recognizing interest income on impaired loans. The Company's adoption of these Statements did not have a material impact on its financial position or results of operations.


PURCHASED LIFE INSURANCE CONTRACTS
----------------------------------
    The Company purchases life insurance contracts, at a discount, from individuals facing life threatening illnesses. The life insurance contracts are purchased after a review of the insured's medical records by an independent physician who verifies the insured's physical condition and estimates his or her life expectancy. Historically, the Company required up to three independent medical reviews but, based on its experience, management no longer believes multiple medical reviews are necessary. Life insurance contracts are purchased from individuals who have an anticipated life expectancy of up to sixty months. Purchase discounts, which are accounted for as unearned discounts, are based on the estimated life expectancy of the insured individual, as determined by the independent physician(s). At the time of purchase, the Company is named beneficiary of the policy. Future insurance policy premiums are usually paid by the Company. Unearned discounts are recorded as income using the interest method over the estimated life expectancy of the individual insured. The Company reviews such life expectancies on a quarterly basis and records adjustments as necessary. Actual results could differ significantly from those estimated based on life

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

expectancies. Factors such as life extending treatments (or a cure) for certain illnesses could impact the recognition of unearned discounts. Most of the life insurance contracts purchased are underwritten by highly rated insurance companies and, in many cases, are backed by state guaranty funds. Accordingly, management does not believe that credit risk is material and, therefore, no allowance for credit losses is maintained with respect to purchased life insurance contracts. The Company is curtailing the purchase of life insurance policies to better focus on its core commercial finance activities.

OTHER RECEIVABLES
-----------------
    Other receivables consist primarily of amounts receivable by the Company where the source of payment is expected to be from legal proceedings or other collection efforts instituted against a client's customer, guarantors and/or other third parties. Other receivables typically arise from the reclassifica-tion of finance receivables. At the time of reclassification, other receivables are stated at a value estimated by management based on management's assessment of the likelihood of payment or success on the merits, the ability of the third party to pay and other discretionary factors. Also at the time of reclassification, the accrual of earnings is usually suspended or discontinued for financial statement purposes. Write-downs, if any, at the time of reclassification are charged against the allowance for credit losses. Management's estimates of the fair value of other receivables are typically reviewed quarterly and as adjustments become necessary, the effects of the change in estimates are charged against the allowance for credit losses. The costs of carrying and collecting other receivables are generally expensed in operations during the period in which they are incurred. Other receivables are subject to legal and other collection processes and contingencies over which the Company does not have exclusive control. Accordingly, the amounts which the Company ultimately receives in payment of other receivables could differ significantly from management's estimates.

FURNITURE, FIXTURES AND EQUIPMENT
---------------------------------
    Furniture, fixtures and equipment are recorded at cost. Depreciation is computed using straight line and accelerated methods over the estimated useful lives of the related assets.

OTHER ASSETS
------------
    At the date of acquisition, other assets are recorded at fair value less estimated selling costs. Also at the date of acquisition, the accrual of earnings is usually suspended or discontinued for financial statement purposes. Write-downs to fair value at the date of acquisition are charged to the allowance for credit losses. Subsequent to acquisition, the asset is adjusted to the lower of cost or fair value less estimated costs to sell and adjustments, if any, are charged against the allowance for credit losses. Operating expenses pertaining to other assets are expensed in operations in the period in which they are incurred. Gains or losses on disposition of other assets are first reflected in the allowance for credit losses. Any gain which exceeds the amount, if any, previously written-off will be reflected in current income.

    The amounts ultimately recovered by the Company from other assets could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the Company's control, adversarial actions taken by the client or other owner of the property

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

foreclosed or changes in the Company's strategy for recovering its investment. See (h) Credit Loss Policy and Experience.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
In accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", which requires the disclosure of fair value information about financial instruments when it is practicable to estimate that fair value and excessive costs would not be incurred, the following methods and assumptions were used in estimating the fair value of financial instruments:

    Cash and Cash Equivalents -- The carrying amounts for cash and cash equivalents approximates fair value.

    Finance Receivables, Purchased Life Insurance Contracts, Commitments and Other Receivables -- The determination of the fair value of these assets is not practicable to estimate as there is no secondary market and the Company holds these assets to maturity.

    Notes payable which are primarily adjustable rate notes, are recorded at book values, which approximate the respective fair values.

UNEARNED AND EARNED DISCOUNTS ON FACTORED ACCOUNTS RECEIVABLE
-------------------------------------------------------------
    At the time of purchase, the unearned discount is deducted from the face amount of the account receivable purchased and is recorded as a reduction to such receivable. Unearned discounts are recognized as income in accordance with the respective terms of the accounts receivable factoring and security agreement between the Company and each of its clients. The factoring agreement contains an earnings schedule detailing the discount the Company is entitled to charge at various time intervals (typically a uniform discount during the first 30 days following the purchase and an incrementally higher discount every 15 days thereafter). The Company recognizes discounts on the first day of each time interval. The Company's method of recognizing earned discounts does not differ materially from the interest method. At the time an account receivable is purchased, a due date is set by management based on the anticipated payment date. This anticipated payment date is used to identify past due receivables. The accrual of earned discounts is discontinued when, in the opinion of management, the collection of additional earnings from the client's customer, the client, guarantors or collateral held, if any, is unlikely. Accounts receivable which have been identified as past due may continue to accrue earnings if, in the opinion of management, collection of the earnings from the client's customer, the client, guarantors or collateral held, if any, is likely.

    When accounts receivable are placed on non-accrual status, earned discounts theretofore accrued in the current year are charged against current year's earnings if, in the opinion of management, the collection of such earnings is unlikely. Earned discounts accrued in prior years are charged to the allowance for credit losses if, the opinion of management, the collection of such earnings is unlikely.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

EARNED DISCOUNTS ON COLLATERALIZED ADVANCES AND OVERADVANCES SECURED BY
GENERAL LIENS
-----------------------------------------------------------------------
    Earned discounts on Collateralized Advances accrue typically on the highest outstanding amount of the advance during each calendar month (or fraction thereof). Earned discounts on overadvances secured by general liens accrue typically on the outstanding amount of the overadvance during successive 15- day intervals. In both cases, accrued earnings are typically required to be paid in full no less frequently than monthly in arrears.

FEES AND OTHER INCOME
---------------------
    Fee income includes application fees, letter of credit and guaranty fees, and commitment or facility fees received from clients. Commitment and facility fees are deferred and recognized over the term of the commitment or facility on a straight line basis. Application fees are paid by clients to the Company to cover the cost of performing credit investigations and field reviews and are recognized when received. Letter of credit and guaranty fees are usually for a sixty- to ninety-day period and are recognized when the letter of credit or letter of guaranty is issued.

    Other income includes supplemental discounts, interest income, finder's fees and miscellaneous income.

INCOME TAXES
------------
    The Company recognizes the amount of taxes payable or refundable in the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In addition, the Company will reduce any deferred tax assets by the amount of any tax benefit that more than likely will not be realized.

NET INCOME PER SHARE
--------------------
    Net  income  per share  has been  computed  by  dividing  net  income by the weighted average number of common shares and common share equivalents outstanding during each period. The Company's Convertible Subordinated Notes were anti-dilutive for purposes of calculating earnings per share in 1996 and 1995.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of." This Statement prescribes the accounting for the impairment of long-lived assets, such as property, plant and equipment, identifiable tangible assets and goodwill related to those assets. An impairment loss is recorded when the undiscounted cashflows from the use and eventual disposal of the asset is less than the carrying value of the asset. The Company adopted this Statement effective January 1, 1996. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement gives the Company the option of either: 1) continuing to account for stock options and other forms of stock compensation paid to employees under the current

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

accounting rules (APB No. 25, "Accounting for Stock Issued to Employees") while providing the disclosures required under SFAS No. 123, or 2) adopting SFAS No. 123 accounting for all stock compensation arrangements. The Company continues to account for stock options under APB No. 25 and provides the additional disclosures as required by SFAS No. 123 (See Note H).


B. RECEIVABLES
   -----------
    Finance receivables consist of the following:

                                                           December 31,
                                                 -----------------------------
                                                     1996              1995

    Factored accounts receivable                 $22,390,229       $25,169,997
    Collateralized Advances                        8,808,455        10,842,047
    Overadvances and accrued earnings
      collateralized by general liens              1,849,778         1,407,233
    Non-Earning Receivables                        4,547,893         1,588,545
                                                   ---------         ---------

        Gross Finance Receivables                 37,596,355        39,007,822
    Less:  Participation                          (1,000,000)            -
    Less:  Unearned discount                      (3,443,144)       (3,986,148)
    Less:  Allowance for credit losses            (2,578,972)       (2,350,968)
                                                  ----------        ----------
        Finance receivables, net                 $30,574,239       $32,670,706
                                                 ===========       ===========


     Factored accounts receivable usually become due within a maximum of 90 days. After this time, the Company either requires the client to repay the amount advanced on the receivable plus the earned discount under the full recourse provisions of its agreements or, depending on an analysis of collectability, extends the payment terms of the receivable through a process referred to as "repurchasing" the receivable. If at any time the Company determines that it is unlikely to receive payment on a factored account receivable, the Company retains the right to require its clients to repay the amount the Company has advanced on the receivable plus the amount of discount earned.

     Collateralized Advances secured by fixed assets (e.g., equipment or real estate) are required to be repaid based typically on a 36 month amortization schedule (although the amortization schedule in certain circumstances may be significantly longer) with a final balloon payment due not more than one year after the making of the Collateralized Advance. If at the time the balloon payment is due the Company's funding relationship with the client is extended, the Company will typically renegotiate the balloon payment. Collateralized Advances secured by current assets (e.g. inventory) are subject to a daily or weekly borrowing base formula and come due in a single, lump sum payment not more than one year after the making of the initial such Collateralized Advance. If at the time such payment is due the Company's funding relationship with the client is extended, the Company will typically extend the maturity of the lump sum payment.

     Overadvances secured by general liens are required to be repaid in full (either in installments or in a single, lump sum payment) in as little as one week or as long as six months in accordance with a written agreement between the Company and its client.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

     Purchased life insurance contracts consist of:

                                                          December 31,
                                                ----------------------------
                                                   1996              1995
                                                -----------      -----------
    Purchased life insurance contracts          $5,368,266       $5,155,828
    Unearned discount                             (835,178)        (861,496)
    Amount withheld                                (40,000)            -
    Due other beneficiaries                           -              (2,000)
                                                ----------       ----------
    Purchased life insurance contracts, net     $4,493,088       $4,292,332
                                                ==========       ==========

Amounts "due other beneficiaries" represents Lifetime Options' obligation to pay amounts to third parties upon its receipt of proceeds from the underlying life insurance policies. Included in purchased life insurance contracts at December 31, 1996 and 1995 are $1.7 million and $2.0 million, respectively, of life insurance contracts insuring individuals with life expectancies in excess of twelve months.

    Other receivables consist of the following:

                                                           December 31,
                                                 ----------------------------
                                                     1996             1995
                                                 ----------        ----------
    Notes receivable                             $     -           $   68,284
    Miscellaneous                                     5,394            18,868
    Third party receivables in collection         4,389,580         2,669,190
                                                 $4,394,974        $2,756,342

    Changes in the allowance for credit losses were as follows:

                 BALANCE, January 1, 1994 ......   $ 2,120,127

                     Provision for credit losses     5,359,159
                     Receivables charged off ...    (5,015,957)
                     Recoveries ................        47,449
                                                     ---------

                 BALANCE, December 31, 1994 ....     2,510,778

                     Provision for credit losses     4,981,646
                     Receivables charged off ...    (5,193,525)
                     Recoveries ................        52,069
                                                     ---------

                 BALANCE, December 31, 1995 ....   $ 2,350,968

                     Provision for credit losses     5,878,167
                     Receivables charged off ...    (5,711,065)
                     Recoveries ................        60,902
                                                     ---------

                 BALANCE, December 31, 1996 ....   $ 2,578,972
                                                   ===========


        Impairment of loans having recorded investments of $3,396,661 at December 31, 1996 have been recognized in conformity with FASB statements No. 114 as amended by FASB statement No. 118. The average recorded investment in impaired loans during 1996 was $3,396,661. The total allowance for credit losses related to these loans was $525,000 at December 31, 1996. The Company suspended the recording of income from these loans once deemed impaired. Receipts of cash are credited to the outstanding loan

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

    balance. At December 31, 1995 and December 31, 1994, loans totalling $3,307,474 and $6,583,262, respectively, had specific reserves of $1,549,500 and $2,075,716.


C. FURNITURE, FIXTURES AND EQUIPMENT
   ---------------------------------
     The Company's investment in property and equipment consists of the following:

                                                          December 31,
                                                 ---------------------------
                                                    1996              1995
                                                 ---------        ----------
        Furniture , fixtures and equipment       $ 993,039        $1,109,894
        Automobiles                                149,141           181,703
        Less: Accumulated depreciation            (604,016)         (753,968)
                                                 $ 538,164        $  537,629

    The furniture, fixtures and equipment are pledged as collateral under a revolving line of credit (see Note F).


D. OTHER ASSETS
   ------------
     Other assets consist of:
                                                          December 31,
                                                ------------------------------
                                                    1996               1995
                                                ----------          ----------
    Inventory held for sale                     $     -             $   20,000
    Commercial property held for sale            1,883,768             862,750
      Residential property held for sale              -                910,000
                                                ----------          ----------
                                                 1,883,768           1,792,750
    Condominium, not used in trade or
         business                                  232,575             232,575
    Deferred loan costs                               -                 23,998
    Other                                             -                   -
                                                ----------          ----------
                                                $2,116,343          $2,049,323
                                                ==========          ==========

    Included in Commercial property held for sale and Residential property held for sale are properties for which the Company does not hold title. Rather, the Company holds mortgage liens against these assets in which the client or other obligor has no equity in the collateral at its current estimated fair value. Proceeds for repayment are expected to come only from the sale of the collateral, and either the client or other obligor has abandoned control of the asset or it is doubtful the client or other obligor will rebuild equity in the collateral or repay the receivable by other means in the foreseeable future.


E. CREDIT BALANCES OF FACTORING CLIENTS
   ------------------------------------
     At December 31, 1996 and 1995, credit balances of factoring clients consist of: (i) a holdback reserve of $1,206,756 and $1,242,450, respectively, which is payable to clients upon the collection of factored accounts receivable and (ii) excess cash collateral of $1,758,117 and $1,091,279 respectively.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

F. NOTES PAYABLE
   -------------
     Notes payable consist of:
                                                            December 31,
                                                  ------------------------------
                                                      1996                1995
                                                  ------------      ------------
Notes payable - related parties;
 interest at 1% over prime due
 December 31, 1996 (being extended
 to December 31, 1999) and on demand;
 unsecured                                          $164,969            $161,788

Notes payable; interest payable
 at 1% over prime due December 31,
 1996 (being extended to December 31, 1999)
 and on demand, unsecured                             21,827              21,827

Convertible  Subordinated  Notes due
 September 30, 2000 - interest at 1.25%
 over prime; unsecured; total authorized
 amount - $5,000,000                               4,978,000           2,838,000

Revolving line of credit - interest
 at 3/4% over the base rate; collateralized
 by finance receivables and personal
 property;  total line - $25,000,000              14,825,012          12,262,522

Line of credit - interest at 1% over
 prime, expired December 31, 1996,
 collateralized by specific purchased life
 insurance policies; total line
 $2,000,000                                            -               1,239,699

Capitalized Lease - Payable over 24 months;
 final payment due April, 1998, collateralized
 by automobile.                                       11,853                -
                                                 -----------         -----------
                                                 $20,001,661         $16,523,836
                                                 ===========         ===========


    At December 31, 1996, 1995 and 1994, the prime rate was 8.25%, 8.50% and 8.75%, respectively.


These notes payable are classified on the balance sheet as follows:

                                                            December 31,
                                                -------------------------------
                                                    1996                 1995
                                                -----------         -----------
Current portion of notes payable                $14,851,582         $13,516,938
Current portion of notes payable -
    related party                                   103,000             103,000
Noncurrent portion of notes payable -
    related parties                                  61,969              58,788
Noncurrent portion of notes payable -
    Convertible Subordinated Notes                4,985,110           2,845,110
                                                  ---------           ---------
                                                $20,001,661         $16,523,836
                                                ===========         ===========

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

    Aggregate annual principal payments on notes payable for the five years subsequent to December 31, 1996 are as follows:

           Twelve Months Ending December 31,
           ---------------------------------
                      1997                    $14,948,729
                      1998                          5,853
                      1999                         69,079
                      2000                      4,978,000
                      2001                          -
                                              -----------
                                              $20,001,661
                                              ===========

     As of December 31, 1996 the Company had approximately $10.1 million available under a $25.0 million secured revolving line of credit. The credit facility contains a $5.0 million sub-facility for the issuance of letters of credit, a $2 million sub-facility (which under certain circumstances may increase to $4 million) the proceeds of which may be used by the Company to make advances to clients secured by machinery and equipment and a $2.5 million sub-facility the proceeds of which may be used by the Company to make advances to clients secured by inventory. Borrowings under the credit facility bear interest at a spread over the bank's base rate. The Company is subject to covenants which are typical in revolving credit facilities of this type. The current maturity date of this credit facility is May 13, 1997. The Company is currently discussing with its lenders a renewal of this credit facility.

     Bank commitment fee expense for the years ended December 31, 1996, 1995 and 1994 was $38,400, $41,900, and $24,700, respectively.

     During 1996 Lifetime Options, Inc., a Viatical Settlement Company (a wholly-owned subsidiary of the Company), had a $2 million revolving line of credit with a local federal savings bank. This line of credit expired on December 31, 1996 at which time all indebtedness was paid in full.

     As of December 31, 1996 and December 31, 1995, the Company had outstanding approximately $4,978,000 and $2,838,000, respectively, in aggregate principal amount of Convertible Subordinated Notes issued in exchange for shares of the Company's common stock (currently held by the Company as treasury stock). The Convertible Subordinated Notes outstanding at December 31, 1995 were issued in exchange for 447,200 shares of common stock and the Convertible Subordinated Notes outstanding at December 31, 1996 were issued in exchange for 785,475 shares of common stock (including the 447,200 shares of common exchanged prior to December 31, 1995). The Convertible Subordinated Notes (i) mature on September 30, 2000, (ii) currently bear interest at a rate of 9.5% per annum, which rate of interest may fluctuate with the prime rate, but may not fall below 8% nor rise above 10% per annum, (iii) are convertible into common stock of the Company at $7.50 per share, (iv) are subordinated in right of payment to the Company's obligations under its secured revolving credit facility and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain change of control events, the holders of the Convertible Subordinated Notes have the right to have their notes redeemed at par. During 1996, $8,000 of Convertible Subordinated Notes were converted into 1,066 shares of common stock of the Company.

     The majority of the notes payable to related parties arose from cash advances made to the Company prior to 1990 and are due to individuals related to the former principal owners of the Company. Interest expense on notes

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

payable to related parties for the years ended December 31, 1996, 1995 and 1994 was $15,400, $16,200, and $33,400, respectively.


G. SHAREHOLDERS' EQUITY
   --------------------
     On September 11, 1995, and January 12, 1996 the Company exchanged its Convertible Subordinated Notes for an aggregate of 785,475 shares of its stock currently held in the Company's treasury. Costs incurred in this transaction amounted to $22,683 in 1996 and $33,901 in 1995. For details of this transaction, see Note F.


H. STOCK OPTION AND BENEFIT PLANS
   ------------------------------
     The Company has reserved 275,000 shares of common stock for issuance under its qualified stock option plan. Options to purchase common stock are granted at a price equal to the fair market value of the stock at the date of grant or 110% of fair market value of the stock at the date of grant for stockholders owning 10% or more of the combined voting stock of the Company. The following table summarizes qualified stock option transactions from 1994 through 1996.

                                             Total          Option Price
                                            Options           Per Share
                                            -------        -----------------

      Outstanding, January 1, 1994          94,371         $7.00 to $14.00
         Granted                             1,200         $5.75 to $ 6.50 (1)
         Forfeited                          (1,134)        $6.50 to $14.00
                                            -------

      Outstanding, December 31, 1994        94,437         $5.750 to $14.000
         Granted                             1,200         $5.375 to $ 7.6875
         Forfeited                         (53,470)        $5.875 to $14.00
                                           --------

      Outstanding, December 31, 1995        42,167         $5.375 to $14.00
         Granted                           116,100         $5.62  to $ 6.75
         Forfeited                         (24,867)        $5.437 to $14.00
                                           --------

      Outstanding, December 31, 1996       133,400
                                           =======
      Exercisable, December 31, 1996        15,794
                                           =======



------------------------------------
      (1) In May 1994, 11,200 stock options issued in 1992 and 1993 at $11.6250 to $17.000, were repriced to $6.50.


      The Company has reserved 150,000 shares of common stock for issuance under its non-qualified stock option plan. Options to purchase shares of common stock are granted at a price equal to the fair value of the stock at the date of grant except in the case of options granted to directors, in which case the minimum price is the greater of $7.00 and 110% of fair value at the time of grant. The following table summarizes non-qualified stock option transactions from 1994 through 1996:

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

                                               Total           Option Price
                                              Options             Per Share
                                             --------         ----------------

      Outstanding, January 1, 1994            21,668          $7.125 to $14.00
         Exercised                              -             $7.125 to $14.00
         Forfeited                           (13,000)         $
                                             --------

      Outstanding, December 31, 1994           8,668          $7.125 to $14.000
         Granted                              10,000          $5.600
         Forfeited                           ( 6,668)         $7.125
                                             --------

      Outstanding, December 31, 1995          12,000          $5.600 to $14.000
         Granted                              23,000          $7.000
         Forfeited                           (10,000)         $5.600
                                             --------

      Outstanding, December 31, 1996          25,000
                                             =======
      Exercisable, December 31, 1996          25,000
                                             =======

      The table below summarizes the stock option activity for both plans:

                                               1996         1995        1994
                                             -------      -------     -------
      Outstanding at January 1                54,167      103,105     116,039
         Granted                             139,100       11,200       1,200
         Exercised                                --           --          --
         Canceled                            (34,867)     (60,138)    (14,134)
      Outstanding at December 31             158,400       54,167     103,105

      Exercisable at December 31              40,794       34,231      71,368

      The weighted average fair value at date of grant for options granted during 1996 and 1995 was $2.37 and $2.64, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model using an expected option life of 3.9 years and 4.2 years in 1996 and 1995, and the following weighted average assumptions, respectively, for 1996 and 1995: dividend yield - none either year; interest rate - 6.25% and 6.17%; volatility - 42.00% for both years. Weighted average option exercise price information for years 1996, 1995 and 1994:

      Per Share                                    1996         1995        1994
                                                  -----        -----       -----
      Outstanding at January 1                    $8.64        $8.56       $8.58
         Granted                                   5.96         5.67        6.21
         Exercised                                  --           --          --
         Canceled                                  7.79         7.68        8.30
      Outstanding at December 31                   6.45         8.64        8.56

      Exercisable at December 31                  10.50         9.10        8.21


Proforma Disclosure

      If stock-based compensation cost for the Company's qualified and non-qualified stock option plans had been determined based on the fair value at the grant dates for awards under the plans, the Company's net loss would have been increased by $49,000 or 0.02 per share for 1996 compared to a reduction of net income of $2,000 with no change in the earnings per share in 1995. The proforma effect on net income for 1996 and 1995 is not representative of the proforma effect on net income in future years because it does not take into consideration proforma compensation expense related to grants made prior to 1995.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

      Effective January 1, 1990, the Company adopted the "Allstate Financial Corporation 401(k) Retirement Plan" (the Plan) for the benefit of the Company's employees. The Plan provides for the deferral of up to 15% of a participating employee's salary, subject to certain limitations, and a discretionary contribution by the Company. The Company's contribution is allocated to participating employees based on relative compensation. The Company's contribution for the years ended December 31, 1996, 1995 and 1994 was 45,751, $34,563, and $38,100, respectively.

I. INCOME TAXES
   ------------
     The tax provision consists of:
                                                 Years Ended December 31,
                                        ---------------------------------------
                                           1996           1995          1994
                                        ----------     ---------     ----------
Federal:
  Current ..........................    $(591,200)     $ 276,500     $ 394,500
  Deferred .........................      (65,900)        16,000      (307,000)
                                          -------         ------      --------
                                         (657,100)       292,500        87,500
                                         --------        -------        ------

State:
  Current ..........................      (20,300)        38,500          --
  Deferred .........................       65,900           --            --
                                           ------         ------        ------
                                           45,600         38,500          --
                                           ------         ------        ------

   TOTAL ...........................    $(611,500)     $ 331,000     $  87,500
                                        =========      =========     =========


Tax Expense at Statutory Rate ......    $(561,900)     $ 276,100     $  79,900
Increase (Decrease)
  Resulting from:
  State Income Taxes,
   Net of Federal Income
   Tax Effect ......................      (15,800)        24,500          --
  Non-deductible expense ...........       25,200         19,100         7,600
  Other ............................      (59,000)        11,300          --
                                          -------         ------        ------
                                        $(611,500)     $ 331,000     $  87,500
                                        =========      =========     =========

Effective Tax Rate .................         37.0%          40.8%         37.2%
                                             ====           ====          ====



                                                         December 31,
                                                 ---------------------------
                                                   1996               1995
                                                 --------           --------
     Deferred tax asset:
       Allowance for credit losses               $893,000           $893,000
                                                 ========           ========


J. RELATED-PARTY TRANSACTIONS
   --------------------------

     Certain members of the immediate families of Eugene Haskin and Leon Fishman, directly or through trusts, have provided financing to Lifetime Options through unsecured loans with interest payable monthly at an annual interest rate of 1% over the prime rate. One percent (1%) over the prime rate was the same rate paid by Lifetime Options to its unaffiliated, bank lender.

     Lifetime Options' total indebtedness to members of Mr. Haskin's immediate family was $15,146 at December 31, 1996 and 1995. During 1996 and 1995, Lifetime Options paid aggregate interest on these loans of $1,427 and $1,514, respectively.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

     Lifetime Options' total indebtedness to members of Leon Fishman's immediate family was $46,823 at December 31, 1996, and 43,642 at December 31, 1995. During 1996 and 1995, Lifetime Options paid aggregate interest of $4,229 and $4,360, respectively.

     Rental payments of $24,000 were received by the Company in 1996, 1995 and 1994, respectively, from Leon Fishman, the Company's current Vice Chairman and former President, for the personal use of a condominium owned by a subsidiary of the Company.


K.   FINANCIAL OBLIGATIONS WITH OFF-BALANCE SHEET RISK AND CREDIT
     CONCENTRATIONS
     ------------------------------------------------------------
     The Company is a party to financial obligations with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial obligations include conditional commitments to purchase receivables, obligations under guaranties issued by the Company and reimbursement obligations under letters of credit issued for the Company's account. These obligations involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

     The Company's maximum exposure to credit loss under financial obligations with off-balance sheet risk is represented by the contractual or notional amount of these obligations. The Company uses the same credit policies in making conditional commitments and incurring contingent obligations as it does for on-balance sheet obligations. These commitments have fixed expiration dates or other termination clauses and usually require payment of a fee by the client. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company receives collateral to secure letters of credit and guaranties.

     Financial obligations whose contract or notional amounts represent credit risk are as follows:
                                                            December 31,
                                                  -----------------------------
                                                      1996              1995
                                                  -----------       -----------
     Conditional Commitments to purchase
        receivables                               $66,641,000       $59,153,000
     Standby letters of credit and guaranties     $   336,230       $   726,967


     For the year ended December 31, 1996, gross earnings from two clients accounted for 31% of the Company's total earned discounts. At December 31, 1996, two clients each accounted for more than 10% of the Company's outstanding gross finance receivables. For the year ended December 31, 1995, gross earnings from three clients accounted for 37% of total earned discounts. At December 31, 1995, two clients accounted for more than 10% of the Company's outstanding gross finance receivables.


L. COMMITMENTS AND CONTINGENCIES
   -----------------------------
     The Company leases office space under operating leases with Consumer Price Index escalations and rental escalations based on increases in base operating expenses as defined in the agreements. The lease was renegotiated during 1995 and extended for six years from December 1, 1995 at a reduced rental. The

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

Company also pays rent for subsidiaries and storage space. Rent expense was $200,539, $232,500, and $222,000, in 1996, 1995 and 1994, respectively.

     Future minimum rental payments are as follows:

           Twelve Months Ended December 31,

                      1997                    $164,000
                      1998                     169,000
                      1999                     173,000
                      2000                     179,000
                      2001                     184,000
                      ----                     -------
                                              $869,000
                                              ========


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

        In connection with the same transaction, the Company was also named in January 1994 as a defendant in Sherwin-Williams Company v. Robert Castello et. al. pending in the United States District Court for the Northern District of Ohio. Sherwin-Williams is suing all parties with any involvement in the transaction to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and the bankruptcy litigation arising therefrom. Sherwin-Williams asserts that it has or will incur pension fund liabilities and other liabilities as a result of the transaction in the approximate amount of $11 million and has asserted claims against the Company in that amount. The complaint asserts, among other things, that the purchasers of Lyons breached their purchase agreement with Sherwin-Williams by pledging the assets of Lyons to the Company to obtain the down payment. The Company was not a party to the purchase agreement. The Company filed a motion to dismiss the claims and a motion to stay discovery pending a ruling on the motion to dismiss. The motion to stay discovery was granted and, in March 1996, a federal magistrate recommended to the District Court that the Company's motion to dismiss be granted. Prior to the District Court ruling on the magistrate's recommendation, Sherwin-Williams filed an amended complaint. The amended complaint added two additional claims for "civil conspiracy" and

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

"tortious interference with contract". The two new claims arise from essentially the same allegations set forth in the earlier complaint, i.e., that the Company assisted in the breach of the purchase agreement. In March 1997, the federal magistrate again recommended to the District Court that the Company's motion to dismiss the claims contained in the original complaint be granted. However, the magistrate recommended that the Company's motion to dismiss the two new claims contained in the amended complaint be denied. Management does not believe the litigation will have a material effect on the financial position or results of operations of the Company because, in management's opinion, the claims are without merit.

        The Company was a defendant in Harold B. Murphy, Chapter 7 Trustee v. Allstate Financial Corporation, et al. in the U.S. Bankruptcy Court in the District of Massachusetts. Claims for alleged preferential transfers were asserted by the bankruptcy trustee for Clearpoint Research Corporation ("CRC"), for former client, who filed a petition in bankruptcy, after the Company had collected all amounts owed to it. No specific damage amount was specified in the complaint but it is assumed the bankruptcy trustee was seeking recovery of the full amount of accounts receivables collected (approximately $4 million). In December 1996, the Company settled all claims with the bankruptcy trustee for a payment of $95,000. This settlement will be paid in 1997.

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

                                                SCHEDULE  IV


                            INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT



                                 Balance at
                                Beginning of                      Amounts     Balance End of Period
Name of Debtor                     Period      Additions           Paid       Current   Not Current
--------------                  ------------  -----------      ----------     -------  -----------
Year Ended December 31, 1996:

Various                          $161,788     $  3,180          $    -        $103,000   $ 61,9681

Year Ended December 31, 1995:

Various                          $161,788     $  -              $    -        $103,000   $ 58,788

Year Ended December 31, 1994:

Various                          $602,759     $377,237          $818,208      $103,000   $ 58,788

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALLSTATE FINANCIAL CORPORATION



                               By:
                                   Craig Fishman, President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





                                         Craig Fishman

Date                                     President, Chief Executive
                                         Officer, Director


                                         Lawrence M. Winkler

Date                                     Secretary/Treasurer,
                                         Principal Accounting,
                                         Chief Financial Officer


                                         Eugene R. Haskin

Date                                     Director



                                         James Spector

Date                                     Director



                                         Leon Fishman

Date                                     Director


                                         William Savage

Date                                     Director

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALLSTATE FINANCIAL CORPORATION



                               By: /s/ Craig Fishman
                                   Craig Fishman, President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




         /s/ Craig Fishman               Craig Fishman

Date     March 19, 1997                  President, Chief Executive
                                         Officer, Director


         /s/ Lawrence M. Winkler         Lawrence M. Winkler

Date     March 19, 1997                  Secretary/Treasurer,
                                         Principal Accounting and
                                         Chief Financial Officer


         /s/ Eugene R. Haskin            Eugene R. Haskin

Date     March 19, 1997                  Director



         /s/ James Spector               James Spector

Date     March 19, 1997                  Director



         /s/ Leon Fishman                Leon Fishman

Date     March 19, 1997                  Director


         /s/ William H. Savage           William H. Savage

Date     March 19, 1997                  Director