Form 10QSB
period 1997-03-31
ALLSTATE FINANCIAL CORP /VA/
filed 1997-05-13
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



        FOR QUARTER ENDED MARCH 31, 1997 COMMISSION FILE NUMBER 0-17832

                         Allstate Financial Corporation
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


             -----------------------------------------------------
              -----------------------------------------------------
                               Virginia 54-1208450
          (State of Incorporation) (I.R.S. Employer Identification No)


            2700 South Quincy Street, Suite 540, Arlington, VA 22206
--------------------------------------------------------------------------------
               (address of principal executive offices) (zip code)



Registrant's Telephone Number, Including Area Code:  (703) 931-2274



Indicate by the check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

2,317,919 Common Shares were outstanding as of March 31, 1997.

                         ALLSTATE FINANCIAL CORPORATION
                                   FORM 10-QSB
                                   INDEX
                                                                          Page
                                                                         Number

Part I - Financial Information

     Item 1 -  Financial Statements

         Consolidated Balance Sheets at March 31, 1997
         and December 31, 1996                                              1-2

         Consolidated Statements of Operations Three Months Ended
         March 31, 1997 and 1996                                             3

         Consolidated Statements of Shareholders' Equity Three
         Months Ended March 31, 1997 and Year Ended
         December 31, 1996                                                   4

         Consolidated Statements of Cash Flows Three Months Ended
         March 31, 1997 and 1996                                            5-6

         Notes to Consolidated Financial Statements                         7-9

     Item 2 -  Management's Discussion and Analysis of Results of
         Operations and Financial Conditions                              10-17


Part II - Other Information

     Item 1 - Legal Proceedings                                             18

     Item 4 - Submission of Matters To a Vote of Security Holders           18

     Item 5 - Other Information                                             18

     Item 6 - Exhibits and Reports on Form 8-K                              18

     Signatures                                                             19

                         PART I - FINANCIAL INFORMATION

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
                                                         1997           1996
                                                      ----------    ------------

                               ASSETS (Unaudited)

CURRENT ASSETS:
  Cash                                                $2,879,429      $1,624,899
  Receivables:
      Finance, net                                    24,696,611      30,574,239
      Purchased life insurance contracts, net          4,191,738       4,493,088
      Other                                            4,323,608       4,394,975

     Prepaid expenses                                    107,256         154,434

     Income Tax Receivable                               799,307       1,150,289

     Deferred income taxes                               893,000         893,000
                                                     -----------     -----------

     TOTAL CURRENT ASSETS                             37,890,949      43,284,924
FURNITURE, FIXTURES AND EQUIPMENT, Net                   537,869         538,164

OTHER ASSETS                                           2,113,699       2,116,343
                                                    ------------    ------------

                                                     $40,542,517     $45,939,431
                                                     ===========     ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $   430,419    $    446,360
  Notes payable                                        9,176,724      14,851,582
  Note payable-related party                             103,000         103,000
  Credit balances of factoring clients                 2,999,795       2,964,873
                                                     -----------     -----------

   TOTAL CURRENT LIABILITIES                          12,709,938      18,365,815

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                       March 31,    December 31,
                                                          1997           1996
                                                       ---------    ------------
                                                             (Unaudited)

NONCURRENT PORTION OF NOTES PAYABLE:
  Related parties                                         63,060          61,969
  Convertible Subordinated Notes                       4,985,110       4,985,110
                                                      ----------      ----------

      TOTAL LIABILITIES                               17,758,108      23,412,894
                                                      ----------      ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000
      shares with no par value; no shares
      issued or outstanding                                -              -

  Common stock,  authorized  10,000,000  shares
      with no par value;  3,102,328 issued,
      2,317,919 outstanding at March 31, 1997
      and December 31, 1996, exclusive of shares
      held in the Treasury                               40,000           40,000

  Additional paid-in-capital                         18,852,312       18,852,312

  Treasury Stock (784,409 shares)                    (5,034,584)     (5,034,584)

  Retained Earnings                                   8,926,681        8,668,809
                                                     ----------       ----------

      TOTAL SHAREHOLDERS' EQUITY                     22,784,409       22,526,537
                                                     ----------       ----------

                                                    $40,542,517      $45,939,431
                                                    ===========      ===========



                 See Notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended March 31,
                                                   1997                  1996
                                               ----------            -----------
                                               (Unaudited)           (Unaudited)

INCOME:
     Earned discounts                          $2,292,585            $2,333,820
     Fees and other income                        439,521               551,852
                                              -----------               -------

         Total Income                           2,732,106             2,885,672
                                               ----------            ----------

EXPENSES:
     Compensation and fringe benefits             731,950               849,055
     General and administrative expense           538,736               612,069
     Interest expense                             403,997               355,360
     Provision for credit losses                  555,000               623,659
     Commission                                    93,151                89,641
                                              -----------           -----------

          TOTAL EXPENSES                        2,322,834             2,529,784
                                               ----------            ----------

INCOME BEFORE INCOME TAXES                        409,272               355,888

INCOME TAXES                                      151,400               131,700
                                              -----------           -----------

NET INCOME                                     $  257,872            $  224,188
                                               ==========            ==========

NET INCOME PER SHARE                        $         .11         $         .09
                                            =============         =============

WEIGHTED AVERAGE NUMBER OF SHARES               2,317,919             2,361,461
                                               ==========            ==========

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 1996
                      AND THREE MONTHS ENDED MARCH 31, 1997


                                               Common     Paid in        Treasury      Retained
                                                Stock     Capital          Stock        Earnings

BALANCE - January 1, 1996 ..............       $40,000   $18,852,312   $(2,871,901)    $9,709,953

  Exchange of Convertible
     Subordinated Notes for
     338,275 shares of common stock ....          --            --      (2,170,683)          --

  Conversion of Convertible Subordinated
     Notes to 1,066 shares of Common
     Stock .............................          --            --           8,000           --

  Net Loss .............................          --            --            --       (1,041,144)
                                              --------   -----------   -----------    -----------


BALANCE - December 31, 1996 ............        40,000    18,852,312    (5,034,584)     8,668,809

  Net Income ...........................          --            --            --          257,872
                                             ---------   -----------   -----------    -----------

BALANCE - March 31, 1997 ...............       $40,000   $18,852,312    (5,034,584)    $8,926,681
                                             =========   ===========   ===========    ===========

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Three Months Ended March 31,
                                                         1997              1996
                                                    -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $  257,872       $  224,188
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation - net                                   49,100           30,900
    Provision for credit losses                         555,000          623,659
    Changes in operating assets and liabilities:
    Decrease/(Increase) in other receivable              71,367         (36,320)
    Decrease/(Increase) in prepaid expenses              47,178         (37,770)
    Decrease/(Increase) in other assets                   2,644        (101,486)
    (Decrease)/Increase in accounts payable
       and accrued expenses                             (15,941)        148,061
   Decrease in income taxes receivable                  350,982         102,803
                                                     -----------      ----------


NET CASH PROVIDED BY
     OPERATING ACTIVITIES                             1,318,202         954,035
                                                      ---------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of finance receivables, including
      accounts receivable, secured advances,
      repurchases and life insurance contracts     (56,897,683)     (44,817,066)
  Collection of finance receivables, including
      accounts receivable, secured advances,
      repurchases and life insurance contracts      62,521,661       42,248,054
  Increase in credit balances of factoring clients      34,922          739,070
  Purchase of furniture, fixtures and equipment        (48,805)         (23,773)
                                                    -----------     ------------


NET CASH PROVIDED BY
   (OR USED) BY INVESTING ACTIVITIES                 5,610,095       (1,853,715)
                                                     ---------       -----------

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                    Three Months Ended March 31,
                                                      1997              1996
                                                    ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and
      other borrowings                             20,527,792        15,824,877
  Principal payments on line of credit
      and other borrowings                        (26,201,559)      (14,927,618)
  Treasury Stock Acquisition Costs                     -             (   17,816)
                                                  -------------      -----------

NET CASH PROVIDED BY OR USED
  IN FINANCING ACTIVITIES                          (5,673,767)          879,443
                                                   -----------          -------

NET INCREASE (DECREASE) IN CASH                     1,254,530           (20,237)

CASH, Beginning of period                           1,624,899           754,295
                                                    ---------           -------

CASH, End of period                                $2,879,429          $734,058
                                                   ==========          ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Interest paid                                      $403,779          $355,015
                                                     ========          ========

  Income taxes paid                                  $   -            $  28,897
                                                     =========        =========

     Supplemental Schedule of
     Noncash Activities

     Transfer of finance and other
     receivables to other assets                     $   -             $280,000
                                                     =========         ========

     Issuance of Convertible Subordinated
     Notes in exchange for Common Stock              $   -           $2,148,000
                                                     =========       ==========

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of Allstate Financial Corporation (the "Company") included herein are unaudited for all periods ended March 31, 1997 and 1996; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KB for the year ended December 31, 1996.

2. NET INCOME PER SHARE. Net income per share of common stock has been computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. For the quarters ended March 31, 1997 and 1996, weighted average shares outstanding were 2,317,919 and 2,361,461, respectively. At March 31, 1997 and December 31, 1996 there were 133,400 stock options outstanding, at exercise prices ranging from $5.375 to $14.00 per share. During the year ended December 31, 1996, 24,867 options were forfeited. There were no options exercised during 1996 or during the three months ended March 31, 1997.

3. LINE OF CREDIT. As of March 31, 1997, the Company had approximately $15.8 million available under a $25 million secured revolving line of credit. The credit facility contains a $5.0 million sub-facility for the issuance of letters of credit, a $2 million sub-facility (which under certain circumstances may increase to $4 million) the proceeds of which may be used by the Company to make advances to clients secured by machinery and equipment and a $2.5 million sub-facility the proceeds of which may be used by the Company to make advances to clients secured by inventory. Borrowings under the credit facility bear interest at a spread over the bank's base rate. The Company is subject to covenants which are typical in revolving credit facilities of this type. The current maturity date of this credit facility is May 13, 1997. The Company currently anticipates that the credit facility will be renewed for a period of three years.

     During 1996 Lifetime Options, Inc., a Viatical Settlement Company (a wholly-owned subsidiary of the Company), had a $2 million revolving line of credit with a local federal savings bank. This line of credit expired on December 31, 1996 at which time all indebtedness was paid in full.

4. CONVERTIBLE SUBORDINATED NOTES PAYABLE. As of March 31, 1997, the Company had outstanding $4,978,000 in aggregate principal amount of Convertible Subordinated Notes issued in exchange for 785,475 shares of common stock of the Company. The Notes (i) mature on September 30, 2000; (ii) currently bear interest at the rate of 9.5% per annum which rate may fluctuate in accordance with the prime rate, but may not fall below 8% nor rise above 10% per annum; (iii) are convertible into common stock of the Company at the rate of $7.50 per share; (iv) are subordinated to Senior Indebtedness (as defined) of the Company and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain change of control events, holders of the Notes have the right to have their Notes redeemed at par.

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

     In connection with the same transaction, the Company was also named in January 1994 as a defendant in Sherwin-Williams Company v. Robert Castello et. al. pending in the United States District Court for the Northern District of Ohio. Sherwin-Williams is suing all parties with any involvement in the transaction to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and the bankruptcy litigation arising therefrom. Sherwin-Williams asserts that it has or will incur pension fund liabilities and other liabilities as a result of the transaction in the approximate amount of $11 million and has asserted claims against the Company in that amount. The complaint asserts, among other things, that the purchasers of Lyons breached their purchase agreement with Sherwin-Williams by pledging the assets of Lyons to the Company to obtain the down payment. The Company was not a party to the purchase agreement. The Company filed a motion to dismiss the claims and a motion to stay discovery pending a ruling on the motion to dismiss. The motion to stay discovery was granted and, in March 1996, a federal magistrate recommended to the District Court that the Company's motion to dismiss be granted. Prior to the District Court ruling on the magistrate's recommendation, Sherwin-Williams filed an amended complaint. The amended complaint added two additional claims for "civil conspiracy" and "tortious interference with contract". The two new claims arise from essentially the same allegations set forth in the earlier complaint, i.e., that the Company assisted in the breach of the purchase agreement. In March 1997, the federal magistrate again recommended to the District Court that the Company's motion to dismiss the claims contained in the original complaint be granted. However, the magistrate recommended that the Company's motion to dismiss the two new claims contained in the amended complaint be denied. Management does not believe the litigation will have a material effect on the financial position or results of operations of the Company because, in management's opinion, the claims are without merit.

     As disclosed in the Company's Form 10-QSB for the quarter ended June 30, 1995, the Company reached a settlement with the Trustee in the bankruptcy of Premium Sales Corporation, a former client of one of the Company's wholly-owned subsidiaries. The settlement is intended to be a full release of any and all claims between the Company (and its subsidiaries) and the Trustee including, without limitation, any alleged preference liability of the Company and its subsidiaries. The settlement was approved by the bankruptcy court in January 1996. The settlement will become fully effective and the settlement monies will be disbursed at the time a plan of distribution in the Premium Sales Corporation bankruptcy is approved by the bankruptcy court. The impact of this settlement has been reflected in the Company's financial statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     Certain disclosures contained in this Form 10-QSB contain forward looking information based on current information and expectations of the Company that involve a number of risks, uncertainties and assumptions, including the overall state of the economy, competition among financial institutions, the credit quality of the Company's clients and account debtors, and the Company's ability to generate growth in earning assets through the generation of new business. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual outcomes could vary materially from those expected.

GENERAL

     The Company's principal business is the discounted purchase of accounts receivable, usually on a full recourse, full notification basis. In addition, the Company also makes advances to its clients collateralized by inventory, equipment, real estate and other assets ("Collateralized Advances"). The Company has elected to continue to more aggressively pursue the making of Collateralized Advances as it perceives the need by its targeted customers for such advances and such funding is not readily available from many of the Company's competitors. On occasion, the Company will also provide other specialized financing structures which satisfy the unique requirements of the Company's clients. The Company also provides its clients with letters of guaranty, arranges for the issuance of letters of credit for its clients and provides other related financial services.

     The Company's clients are small- to medium-sized businesses with annual revenues typically ranging between $600,000 and $75,000,000. Historically, the Company's clients have not qualified for traditional bank or asset-based financing because they are either too new, too small, undercapitalized (or over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank or traditional, asset-based lender. Banks and other asset-based lenders have, however, started to lend to the Company's traditional, high risk type of client. Given the Company's typical client profile, there is a significant risk of default and client failure inherent in the Company's business.

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

                                           For the Three Months Ended March 31,
                                                1997                  1996
                                          ------------------  ------------------
                                                       (Unaudited)
INCOME
   Earned discounts                       $2,292,585   83.9%  $2,333,820   80.9%
   Fees and other income                     439,521   16.1      551,852   19.1
                                         -----------   ----  -----------  -----
     TOTAL INCOME                          2,732,106  100.0%   2,885,672  100.0%
                                          ----------  -----  -----------  -----
EXPENSES
   Compensation and fringe benefits          731,950   26.8      849,055   29.4
   General and administrative expense        538,736   19.7      612,069   21.2
   Interest expense                          403,997   14.8      355,360   12.3
   Provision for credit losses               555,000   20.3      623,659   21.6
   Commissions                                93,151    3.4       89,641    3.1
                                          -----------   ---   -----------    ---
     TOTAL EXPENSES                        2,322,834   85.0    2,529,784   87.6
                                          ----------   ----   ----------

INCOME BEFORE INCOME TAXES                   409,272   15.0      355,888   12.4

INCOME TAXES                                 151,400    5.5      131,700    4.6
                                         -----------   ----   ----------    ---

NET INCOME                               $   257,872    9.5%  $  224,188    7.8%
                                         -----------   ====   ==========    ===

NET INCOME PER SHARE                           $0.11                     $ 0.09
                                               =====                     ======

WEIGHTED AVERAGE NUMBER OF SHARES          2,317,919                  2,361,461
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

                                            For the Three Months Ended March 31,

                                          1997                       1996
                                       (Unaudited)              (Unaudited)
                                  ---------------------   ----------------------
                                     Earned  % of Total     Earned    % of Total
         Type of Transaction         Income    Income       Income      Income

Discount on Factored
   Accounts Receivable .......    $1,484,327     54.4%    $1,183,864       41.0%
Earnings on Collateralized
   Advances ..................       471,243     17.2        775,908       26.9
Earnings on Purchased Life
   Insurance Policies ........       100,000      3.6        155,605        5.4
Other Earnings ...............       237,015      8.7        218,443        7.6
                                    ----------  -----      ----------     -----
     Total ...................     2,292,585     83.9      2,333,820       80.9
Fees and Other Income ........       439,521     16.1        551,852       19.1
                                    ----------  -----      ----------     -----
     Total Income ............    $2,732,106    100.0%    $2,885,672      100.0%
                                    ==========  =====     ==========      =====

         Total income decreased 5.3%, in the first three months of 1997 as compared to the same period in 1996. Earned discounts from factored accounts receivable increased 25.4% in the first quarter of 1997 as compared to the first quarter of 1996. The absolute dollar increase in earned discounts from factored accounts receivable in the first quarter of 1997 versus 1996 is attributable to a higher volume of factored accounts receivable in the first quarter of 1997 as compared to 1996 - $53,700,000 versus $35,800,000, respectively. Earned discounts from factored accounts receivable in the first quarter of 1997 as a percentage of total factored accounts receivable purchased in the first quarter of 1997 were 2.8%. The comparable percentage in 1996 was 3.3%, a decrease of 15.2% from the first quarter 1996 to the first quarter 1997. The reduction in average earned discounts from 1996 to 1997 reflects downward pricing pressure from banks, asset-based lenders and small independent finance companies in the Company's core factoring business.

         Earned discounts from Collateralized Advances decreased 39.3% in the first quarter of 1997 as compared to the same period in 1996, from $776,000 to $471,000, respectively. In the first quarters of 1997 and 1996, earned discounts from Collateralized Advances accounted for 17.2% and 26.9%, respectively, of total income. Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears. See Provision for Credit Losses below.

         As of March 31, 1997 and December 31, 1996, factored accounts receivable included on the Company's balance sheet were $20.2 million (62.2%) and $22.4 million (59.5%), respectively, of gross finance receivables. As of March 31, 1997 and December 31, 1996,

Collateralized Advances included on the Company's balance sheet were $7.0 million (21.6%) and $8.6 million (22.8%), respectively, of gross finance receivables. The Company intends to pursue its strategy of making Collateralized Advances in conjunction with its core factoring business.

         Fees and other income decreased 20.4% in the first quarter of 1997 compared to the first quarter of 1996, from $552,000 to $440,000. The decrease in 1997 is attributable primarily to decreased application and other fees.

         COMPENSATION AND FRINGE BENEFITS. Compensation and fringe benefits decreased 13.9% in the first quarter of 1997 versus the comparable period in 1996, from $849,000 (29.4% of total income) in 1996 to $732,000 (26.8% of total income) in 1997. Within compensation and fringe benefits, executive compensation decreased 24.7% in the first quarter of 1997, from $295,000 (10.2% of total income) in the first quarter of 1996 to $222,000 (8.1% of total income) in the first quarter of 1997. The decrease in executive compensation in the first quarter of 1997 is attributable in large part to the cessation of salary continuation payments associated with the termination of a key employee and costs associated with replacing that employee.

         GENERAL AND ADMINISTRATIVE EXPENSE. In the first quarter of 1997, general and administrative expense was reduced by 11.9%, from $612,000 (21.2% of total income) in the first quarter of 1996 to $539,000 (19.7% of total income) in the first quarter of 1997. The decrease in the first quarter of 1997 was primarily attributable to a reduction in professional fees offset in part by increases in depreciation, taxes and credit and filing fees. In the first quarter of 1997, professional fees were $158,000 (5.8% of total income) as compared to $247,000 (8.6% of total income) in the first quarter of 1996.
Professional fees decreased, in part, due to the final resolution of legal proceedings instituted in prior years.

         INTEREST EXPENSE. Interest expense was $404,000 (14.8% of total income) versus $355,000 (12.3% of total income) in the first quarter of 1997 and 1996, respectively. The increase in interest expense is attributable to additional borrowing by the Company to fund increased business volume in the first quarter of 1997 versus 1996. Gross receivables purchased in the first quarter of 1997 were $56.9 million as compared to $44.8 million in 1996, an increase of 27% in the first quarter of 1997. The average daily outstanding balance on the Company's revolving line of credit was $11.6 million and $9.5 million for the first quarters of 1997 and 1996, respectively, and the average interest rate paid on the Company's revolving line of credit was 9.0% in the first quarter of 1997 compared to 9.2% in the first quarter of 1996.

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

         Management recognizes that Collateralized Advances entail different, and possibly greater, risks to the Company than the factoring of accounts receivable. Risks associated with the making of Collateralized Advances (but not the factoring of accounts receivable) include, among others (I) certain types of collateral securing Collateralized Advances may diminish in value (possibly precipitously) over time (sometimes short periods of time), (ii) repossessing, safeguarding and liquidating collateral securing Collateralized Advances may require the Company to incur significant fees and expenses some or all of which may not be recoverable, (iii) clients may dispose of (or conceal) the collateral securing Collateralized Advances and (iv) clients or natural disasters may destroy the collateral securing Collateralized Advances. The Company attempts to manage these risks, respectively, by (I) engaging independent appraisers to review periodically the value of collateral securing Collateralized Advances at intervals established by management based on the characteristics of the underlying collateral, (ii) employing conservative loan-to-value ratios which management believes should generally enable the Company to recover from liquidation proceeds most of the fees and expenses incurred in connection with repossessing, safeguarding and liquidating collateral, (iii) using its internal field examiners to inspect collateral periodically and, when appropriate, engaging independent collateral monitoring firms to implement appropriate collateral control systems, including bonding certain of the client's employees and (iv) requiring clients to maintain appropriate amounts and types of insurance issued by insurers acceptable to the Company naming the Company as the party to whom loss is paid. Although management believes that the Company has (or third parties acting on behalf of the Company have) the requisite skill to evaluate, monitor and manage the risks associated with the making of Collateralized Advances, there can be no assurance that the Company will in fact be successful in doing so.

         The provision for credit losses decreased from $624,000 (21.6% of total income) in the first quarter of 1996 to $555,000 (20.3% of total income) in the first quarter of 1997. As of March 31, 1997 and December 31, 1996 the allowance for credit losses was 8.9% ($2.9 million) and 6.9% ($2.6 million) of gross finance receivables, respectively. At March 31, 1997 the accrual of earnings was suspended on $3.7 million of gross finance receivables as compared to $4.5 million of gross finance receivables at December 31, 1996. In addition, "other receivables" and "other assets" appearing on the Company's balance sheet typically do not accrue earnings for financial statement purposes. The following table provides a summary of the Company's gross finance receivables (which includes primarily factored accounts receivable, Collateralized Advances and non-earning receivables), "other receivables" and "other assets" and information regarding the allowance for credit losses as of the dates indicated.

                                        As of (or for
                                        the Year Ended)          As of March 31,
                                       December 31, 1996     1997         1996
                                      ------------------  ----------  ----------
                                                  (Dollars in thousands)

Gross Finance Receivables, Other
  Receivables and Other Assets Data:
Gross Finance Receivables ............       $ 37,600     $ 32,452     $ 41,198
Non-Earning Receivables (also included
  in Gross Finance Receivables) ......          4,548        3,726        1,760
Other Receivables ....................          4,390        4,321        2,793
Other Assets (excluding
miscellaneous) .......................          1,884        1,881        1,912

Allowance for credit
  losses:
Balance, January 1 ...................          2,351        2,579        2,351
Provision for credit
  losses .............................          5,878          555          624
Receivables charged off ..............         (5,711)        (233)        (284)
Recoveries ..........................              6            3
Ending Balance .......................       $  2,579     $  2,904     $  2,691

Allowance for Credit Losses as a percent of:
Gross Finance Receivables ............           6.85%        8.94%        6.53%
Non-Earning Receivables ..............           56.7%       77.90%      152.90%
Non-Earning Receivables, Other
  Receivables and Other Assets .......           28.3%       29.25%       41.62%

As a percent of the sum of Gross
  Finance Receivables, Other
  Receivables and Other Assets:
Non-Earning
  Receivables ........................           10.4%        9.63%        3.83%
Other Receivables ....................           10.0%       11.17%        6.08%
Other Assets .........................           4.29%        4.86%        4.17%

         The absolute increase in non-earning receivables, other receivables and other assets (and the relative decrease in the size of the allowance for credit losses) from the end of the first quarter of 1996 to the end of the first quarter of 1997 is attributable, in large part, to two large clients put on non-accrual status in late November 1996.

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

         COMMISSIONS. Commission expense was $93,000 (3.4% of total income) in the first quarter of 1997 as compared to $90,000 (3.1% of total income) in the first quarter of 1996.

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

CHANGES IN FINANCIAL CONDITION

         The Company's total assets decreased 11.7% to $40.5 million at March 31, 1997 from $45.9 million at December 31, 1996. The decrease is primarily the result of a decrease in net finance receivables.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal funding sources are the collection of factored accounts receivable, retained cash flow and external borrowings.

         For additional detail regarding external borrowings, see Notes 3 and 4 to the unaudited financial statements contained in this Form 10-QSB.

         At March 31, 1997 and December 31, 1996, the Company had working capital of $25.2 million and $24.9 million, respectively, and a ratio of current assets to current liabilities of 2.98 to 1 and 2.36 to 1, respectively.






                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                           PART II -OTHER INFORMATION



ITEM 1. -LEGAL PROCEEDINGS

         For details regarding legal proceedings, see Note 5 to the unaudited financial statements contained in this Form 10-QSB.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. - OTHER INFORMATION

         None.

ITEM 6(a). - EXHIBITS

         Amendment to Exhibit 10.7 - Revolving Credit and Security Agreement dated as of May 13, 1994, among the Company, the Lenders party thereto and IBJ Schroder Bank & Trust Company (as Lender and as Agent), as amended to March 21, 1997.
                  Eleventh Amendment dated as of March 21, 1997.

ITEM 6(b). - REPORTS ON FORM 8-K

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALLSTATE FINANCIAL CORPORATION



Date:     May 13, 1997                               /s/ Lawrence M. Winkler
                                                     -----------------------
                                                     Lawrence M. Winkler
                                                     Secretary/Treasurer
                                                     Chief Financial Officer