Form 10QSB
period 1997-06-30
ALLSTATE FINANCIAL CORP /VA/
filed 1997-08-13
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



         FOR QUARTER ENDED JUNE 30, 1997 COMMISSION FILE NUMBER 0-17832

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



Indicate by the check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

2,317,919 Common Shares were outstanding as of June 30, 1997.

                         ALLSTATE FINANCIAL CORPORATION
                                   FORM 10-QSB
                                      INDEX

                                                                     Page
                                                                     Number
Part I - Financial Information

     Item 1 -  Financial Statements

         Consolidated Balance Sheets at June 30, 1997
         and December 31, 1996                                        1-2

         Consolidated Statements of Operations Three Months Ended
         June 30, 1997 and 1996                                        3

         Consolidated Statements of Shareholders' Equity Three
         Months Ended June 30, 1997 and Year Ended
         December 31, 1996                                             4

         Consolidated Statements of Cash Flows Three Months Ended
         June 30, 1997 and 1996                                       5-6

         Notes to Consolidated Financial Statements                   7-9

     Item 2 -  Management's Discussion and Analysis of Results of
         Operations and Financial Conditions                         10-18


Part II - Other Information

     Item 1 - Legal Proceedings                                       19

     Item 4 - Submission of Matters To a Vote of Security Holders     19

     Item 5 - Other Information                                       19

     Item 6 - Exhibits and Reports on Form 8-K                        19

     Signatures                                                       20

                         PART I - FINANCIAL INFORMATION

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,   December 31,
                                                            1997       1996
                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash ..........................................   $ 2,132,825   $ 1,624,899
     Receivables:
         Finance, net ..............................    15,257,344    30,574,239
         Purchased life insurance contracts, net ...     4,349,938     4,493,088
         Other .....................................     2,593,450     4,394,975

     Prepaid expenses ..............................       143,012       154,434

     Income Tax Receivable .........................       557,561     1,150,289

     Deferred income taxes .........................       893,000       893,000
                                                       -----------   -----------

     TOTAL CURRENT ASSETS ..........................    25,927,130    43,284,924

FURNITURE, FIXTURES AND EQUIPMENT, Net .............       500,327       538,164

OTHER ASSETS .......................................     3,459,309     2,116,343
                                                       -----------   -----------

                                                       $29,886,766   $45,939,431
                                                       ===========   ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable and accrued expenses .....     $   316,068     $   446,360
     Notes payable .............................          36,580      14,851,582
     Note payable-related party ................         103,000         103,000
     Credit balances of factoring clients ......       1,332,381       2,964,873
                                                     -----------     -----------

      TOTAL CURRENT LIABILITIES ................       1,788,029      18,365,815

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                      June 30,      December 31,
                                                        1997            1996
                                   (Unaudited)

NONCURRENT PORTION OF NOTES PAYABLE:
     Related parties .........................           56,095           61,969
     Convertible Subordinated Notes ..........        4,985,110        4,985,110
                                                     ----------       ----------

         TOTAL LIABILITIES ...................        6,829,234       23,412,894
                                                     ----------       ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, authorized 2,000,000
         shares with no par value; no shares
         issued or outstanding                            -              -

     Common stock, authorized 10,000,000
      shares with no par value;  3,102,328
      issued, 2,317,919 outstanding at June
      30, 1997 and December 31, 1996,
      exclusive of shares held in the Treasury        40,000             40,000

Additional paid-in-capital ...............        18,852,312         18,852,312

Treasury Stock (784,409 shares) ..........        (5,034,584)        (5,034,584)

Retained Earnings ........................         9,199,804          8,668,809
                                                ------------       ------------

    TOTAL SHAREHOLDERS' EQUITY ...........        23,057,532         22,526,537
                                                ------------       ------------

                                                $ 29,886,766       $ 45,939,431
                                                ============       ============



                 See Notes to Consolidated Financial Statements

                                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended June 30,    Six Months Ended June 30,
                                           --------------------------      ------------------------
                                                1997            1996         1997           1996
                                             ---------    -----------    ----------      --------
                                            (Unaudited)     (Unaudited)  (Unaudited)    (Unaudited)


  INCOME:
       Earned discounts .................   $ 1,497,010   $ 2,722,140    $ 3,789,595   $ 5,055,961
       Fees and other income ............       585,103       563,398      1,024,624     1,115,250
                                            -----------   -----------    -----------   -----------

           Total Income .................     2,082,113     3,285,538      4,814,219     6,171,211
                                            -----------   -----------    -----------   -----------

  EXPENSES:
       Compensation and fringe benefits .       730,246       995,894      1,462,196     1,846,381
       General and administrative expense       501,210       941,088      1,039,947     1,551,722
       Interest expense .................       223,330       426,983        627,327       782,343
       Provision for credit losses ......       120,790     3,928,570        675,790     4,552,229
       Commission .......................        72,961       136,145        166,112       225,786
                                            -----------   -----------    -----------   -----------

            TOTAL EXPENSES ..............     1,648,537     6,428,680      3,971,372     8,958,461
                                            -----------   -----------    -----------   -----------

  INCOME/(LOSS) BEFORE INCOME TAXES .....       433,576    (3,143,142)       842,847    (2,787,250)

  INCOME TAXES/(BENEFIT) ................       160,452    (1,162,900)       311,852    (1,031,200)
                                            -----------   -----------    -----------   -----------

  NET INCOME/(LOSS) .....................   $   273,124   $(1,980,242)   $   530,995   $(1,756,050
                                            ===========   ===========    -----------   -----------

  NET INCOME/(LOSS) PER SHARE ...........   $       .12   $     (0.85)   $       .23   $      (.75)
                                            ===========   ===========    -----------   -----------

  WEIGHTED AVERAGE NUMBER OF SHARES .....     2,317,917     2,316,853      2,317,919     2,339,157
                                            ===========   ===========    ===========   ===========


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 1996
                       AND SIX MONTHS ENDED JUNE 30, 1997


                                                        Common           Paid in         Treasury         Retained
                                                       Stock             Capital          Stock           Earnings

BALANCE - January 1, 1996                              $40,000       $18,852,312     $(2,871,901)      $9,709,953

  Exchange of Convertible
     Subordinated Notes for
     338,275 shares of common stock                      -                -           (2,170,683)           -

  Conversion of Convertible Subordinated
     Notes to 1,066 shares of Common
     Stock                                               -                -                 8,000           -

  Net Loss                                               -                -              -             (1,041,144)
                                                   ----------- ----------------------------------      ----------


BALANCE - December 31, 1996                             40,000       18,852,312      $(5,034,584)      $8,668,809

  Net Income (unaudited)                               -                  -              -                530,995
                                                  ------------ ----------------------------------      ----------

BALANCE - June 30, 1997                                $40,000       $18,852,312     $(5,034,584)      $9,199,804
                                                       =======       ===========     ============      ==========

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                  1997           1996
                                                               --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income/(Loss) ................................   $     530,995    $  (1,756,050)
     Adjustments to reconcile net income
         to cash provided by operating activities:
         Depreciation - net ...........................          98,000           61,800
         Provision for credit losses ..................         675,790        4,552,229
     Changes in operating assets and liabilities:
         Decrease/(Increase) in other receivables .....       1,801,525          (92,226)
         Decrease in prepaid expenses .................          11,422           10,775
         (Increase)/Decrease in other assets ..........      (1,342,966)         916,774
         (Decrease)/Increase in accounts payable
              and accrued expenses ....................        (130,292)         346,838
         Decrease/(Increase) in income taxes receivable         592,728       (1,060,093)
                                                          -------------    -------------


NET CASH PROVIDED BY
     OPERATING ACTIVITIES .............................       2,237,202        2,980,047
                                                          -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of finance receivables, including
         accounts receivable, secured advances,
         repurchases and life insurance contracts .....     (91,944,410)     (94,407,704)
     Collection of finance receivables, including
         accounts receivable, secured advances,
         repurchases and life insurance contracts .....     106,728,665       96,364,604
     (Decrease) in credit balances of factoring clients      (1,632,492)        (235,227)
     Purchase of furniture, fixtures and equipment ....         (60,163)         (58,171)
                                                          -------------    -------------


NET CASH PROVIDED BY
    INVESTING ACTIVITIES ..............................      13,091,600        1,663,502
                                                          -------------    -------------


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                              Six Months Ended June 30,
                                                           -----------------------------
                                                             1997               1996
                                                           -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit and
         other borrowings ................                 33,827,009        29,786,262
     Principal payments on line of credit
         and other borrowings ............                (48,647,885)      (32,141,686)
     Treasury Stock Acquisition Costs ....                     --           (    22,678)
                                                          ============      ============

NET CASH USED IN FINANCING ACTIVITIES: ...                (14,820,876)       (2,378,102)
                                                          ------------      ------------

NET INCREASE IN CASH .....................                    507,926         2,265,447

CASH, Beginning of period ................                  1,624,899           754,295
                                                           -----------     ------------

CASH, End of period ......................               $  2,132,825      $  3,019,742
                                                         ============      ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

     Interest paid .......................              $    627,327       $    781,652
                                                        ============       ============

     Income taxes paid ...................              $    150,000       $     28,897
                                                        ============       ============

     Supplemental Schedule of
     Noncash Activities

     Transfer of finance and other
        receivables to other assets ......              $  1,305,489       $    560,655
                                                        ============       ============

     Issuance of Convertible Subordinated
        Notes in exchange for Common Stock             $       --          $  2,148,000
                                                       ============        ============


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of Allstate Financial Corporation and its wholly owned subsidiaries (the "Company") included herein are unaudited for all periods ended June 30, 1997 and 1996; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KB for the year ended December 31, 1996.

2. NET INCOME PER SHARE. Net income per share of common stock has been computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the periods presented. Stock options are considered common stock equivalents, unless determined to be anti-dilutive. For the quarters ended June 30, 1997 and 1996, weighted average shares outstanding were 2,317,917 and 2,316,853, respectively. At June 30, 1997 and December 31, 1996 there were 180,000 and 158,400 stock options outstanding, at exercise prices ranging from $5.4375 to $14.00 per share. During the year ended December 31, 1996, 24,867 options were forfeited. There were no options exercised during 1996 or during the six months ended June 30, 1997.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes APB No. 15 to conform earnings per share with internal standards as well as to simplify the complexity of the computation under APB No. 15. In summary, SFAS No. 128 replaces the previous primary earnings per share ("EPS") calculation with a basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of its dilutive impact on EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The EPS in the Statements of Operations are presented under APB NO. 15. Proforma EPS under SFAS No. 128 for the six months ended June 30, 1997 and 1996 would not have resulted in a material difference from EPS as shown.

3. LINE OF CREDIT. As of June 30, 1997, the Company had approximately $25.0 million available under a $25 million secured revolving line of credit. The credit facility contains a $5.0 million sub-facility for the issuance of letters of credit, a $5 million sub-facility the proceeds of which may be used by the Company to make advances to clients secured by machinery and equipment and a

$2.5 million sub-facility the proceeds of which may be used by the Company to make advances to clients secured by inventory. Borrowings under the credit facility bear interest at a spread over the bank's base rate or a spread over LIBOR, at the Company's election. The Company is subject to covenants which are typical in revolving credit facilities of this type. On May 28, 1997, the credit facility was amended and restated. The maturity date on this credit facility is May 27, 2000.

     During 1996 Lifetime Options, Inc., a Viatical Settlement Company (a wholly-owned subsidiary of the Company), had a $2 million revolving line of credit with a local federal savings bank. This line of credit expired on December 31, 1996 at which time all indebtedness was paid in full.

4. CONVERTIBLE SUBORDINATED NOTES PAYABLE. As of June 30, 1997, the Company had outstanding $4,978,000 in aggregate principal amount of Convertible Subordinated Notes. The Notes (I) mature on September 30, 2000; (ii) currently bear interest at the rate of 9.5% per annum which rate may fluctuate in accordance with the prime rate, but may not fall below 8% nor rise above 10% per annum; (iii) are convertible into common stock of the Company at the rate of $7.50 per share;
(iv) are subordinated to Senior Indebtedness (as defined) of the Company and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain change of control events, holders of the Notes have the right to have their Notes redeemed at par.

5. NEW FINANCIAL ACCOUNTING STANDARDS. In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, financial and servicing assets are recognized if controlled or liabilities are recognized if incurred. Financial and servicing assets are removed from the balance sheet when control has been surrendered and liabilities are removed when extinguished. SFAS No. 125 was effective and adoptive on January 1, 1997 and will be applied prospectively. The Company does not anticipate any material effect on its financial position from this implementation.

6. CERTAIN CONTINGENCIES. The Company is a defendant in White, Trustee v. Allstate Financial Corporation pending in the U.S. Bankruptcy Court for the Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"). Lyons was the subject of a leveraged buy-out and subsequently filed a bankruptcy petition. In 1991, the Lyon's trustee brought an action against the Company claiming, among other things, fraudulent transfer and breach of contract. A partial summary judgement was granted in favor of the Company which reduced the fraudulent transfer claim by $1.6 million. As a consequence, the remaining fraudulent transfer claim was approximately $1,000,000. In late 1994, the Company reached a settlement agreement with the Lyons trustee, subject to approval by the bankruptcy court, which would have released the Company from all claims upon the payment of $300,000. In connection with the settlement, the Company paid and added $300,000 to the provision for credit losses in 1994.A creditor in the bankruptcy proceeding,

Sherwin-Williams Company, objected to the proposed settlement amount and, in March 1995, the objection, was sustained by the bankruptcy court. The Company appealed the order sustaining the objection, however, in April 1996 the appellate court exercised its discretion not to hear the appeal at that time. The $300,000 previously paid by the Company was returned to the Company in April 1996. The matter is currently being litigated in the District Court. Management does not believe at this time that the Company has a material exposure significantly in excess of the previously agreed upon settlement amount.

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



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

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

     Banks and other asset-based lenders have, however, started to lend to the Company's traditional, high risk type of client. Continuing competition within the marketplace from banks, asset-based lenders and newly created finance companies have encroached upon the Company's potential client base and have negatively affected earned discounts on factored accounts receivable. Additionally, the Company has attracted larger clients which often increases the amount of time needed to negotiate and fund new business. Also, Collateralized Advances require more in-depth and diverse due diligence which can further delay the funding of new business. Nonetheless, the Company believes that its ability to respond quickly and to provide specialized, flexible and comprehensive financing structures to its clients enables it to compete effectively. In order to remain competitive, the Company is, where necessary and appropriate, offering lower rates than it has historically. The Company believes that increased competition will continue for the foreseeable future and will continue to exert downward pressure on pricing, especially in the Company's core factoring business. To counter the downward pressure on pricing, the Company intends to continue to diversify its sources of income, primarily by continuing to place emphasis on funding relationships which include (in addition to the factoring of accounts receivable) the making of Collateralized Advances.
                                       10

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

     Lifetime Options, a wholly-owned subsidiary of the Company, provided financial assistance to individuals facing life-threatening illness by purchasing their life insurance policies at a discount from face value. Because most of the life insurance policies purchased by Lifetime Options are underwritten by highly rated insurance companies (and, in many cases, backed by state guaranty funds), the management of Lifetime Options believes that credit risk is not material to its business.

     Lifetime Options has curtailed its operations. This decision enables management to better focus on the Company's core commercial finance business at a time when competition has reduced yields, and medical advances have created a certain degree of uncertainty, in Lifetime Options' business.

     Other than Lifetime Options, none of the Company's subsidiaries is currently engaged in business which could have a material effect on the Company.

RESULTS OF OPERATIONS

       The following table sets forth certain items of income and expense for the periods indicated and indicates the percentage relationship of each item to total income.


                     [THIS SPACE INTENTIONALLY LEFT BLANK]


                                                                      For the Three Months Ended June 30,
                                                                  -----------------------------------------------
                                                                           1997                     1996
                                                                  ---------------------     ---------------------
                                                                        (Unaudited)                (Unaudited)

INCOME
   Earned discounts                                               $1,497,010      71.9%       $2,722,140     82.9%
   Fees and other income                                             585,103      28.1           563,398     17.1
                                                                 -----------    ------       -----------    -----
        TOTAL INCOME                                               2,082,113     100.0%        3,285,538    100.0%
                                                                  ----------     -----        ----------    -----

EXPENSES
   Compensation and fringe benefits                                   730,246     35.1           995,894     30.3
   General and administrative expense                                 501,210     24.1           941,088     28.6
   Interest expense                                                   223,330     10.7           426,983     13.0
   Provision for credit losses                                        120,790      5.8         3,928,570    119.6
   Commissions                                                         72,961      3.5           136,145      4.2
                                                                 ------------    -----      ------------   ------

         TOTAL EXPENSES                                             1,648,537     79.2         6,428,680    195.7
                                                                   ----------    -----        ----------    -----

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                           433,576     20.8        (3,143,142) (95.7)

INCOME TAXES (BENEFIT)                                                160,452      7.7        (1,162,900) (35.4)
                                                                  -----------   ------        ----------  -----

NET INCOME (LOSS)                                                  $  273,124     13.1%      $(1,980,242) (60.3  )%
                                                                   ----------    =====       =========== =======

NET INCOME PER SHARE                                                    $0.12                    $( 0.85)
                                                                        =====                    =======

WEIGHTED AVERAGE NUMBER OF SHARES                                   2,317,917                  2,316,853
                                                                    =========                  =========


                                                                      For the Six Months Ended June 30,
                                                                  -----------------------------------------------
                                                                           1997                     1996
                                                                  ---------------------     ---------------------
                                                                        (Unaudited)                (Unaudited)

INCOME
   Earned discounts                                                $3,789,595     78.8%       $5,055,961     81.9%
   Fees and other income                                            1,024,624     21.2         1,115,250     18.1
                                                                  -----------  -------       -----------    -----
      TOTAL INCOME                                                  4,814,219    100.0%        6,171,211    100.0%
                                                                  -----------    -----        ----------    -----

EXPENSES
   Compensation and fringe benefits                                 1,462,196     30.4         1,846,381     29.9
   General and administrative expense                               1,039,947     21.6         1,551,722     25.1
   Interest expense                                                   627,327     13.0           782,343     12.7
   Provision for credit losses                                        675,790     14.0         4,552,229     73.8
      Commissions                                                     166,112      3.5           225,786      3.7
                                                                 ------------     ----        ----------      ---

      TOTAL EXPENSES                                                3,971,372     82.5         8,958,461    145.2
                                                                 ------------    -----        ----------    -----

INCOME (LOSS) BEFORE INCOME TAXES                                     842,847     17.5        (2,787,250)    45.2

INCOME TAXES (BENEFIT)                                                311,852      6.5        (1,031,200)    16.7
                                                                 ------------   ------       -----------     ----

NET INCOME (LOSS)                                                    $530,995     11.0%      $(1,756,050)    28.5%
                                                                     --------     ====       ===========     ====

NET INCOME (LOSS) PER SHARE                                             $0.23                     $(0.75)
                                                                        =====                      ======

WEIGHTED AVERAGE NUMBER OF SHARES                                   2,317,919                  2,339,157
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

                                        For the Three Months Ended June 30,

                                            1997                    1996
                                        (Unaudited)              (Unaudited)
                                     ---------------------  --------------------
                                     Earned     % of Total    Earned  % of Total
         Type of Transaction         Income        Income     Income     Income
         -------------------        ----------     -------  ----------  --------
Discount on Factored
     Accounts Receivable .......    $  835,726       40.1%  $1,378,380     42.0%
Earnings on Collateralized
     Advances ..................       365,501       17.6      884,727     26.9
Earnings on Purchased Life
     Insurance Policies ........       100,000        4.8      186,467      5.7
Other Earnings .................       195,783        9.4      272,566      8.3
                                    ----------    -------   ----------    -----
     Total .....................     1,497,010       71.9    2,722,140     82.9
Fees and Other Income ..........       585,103       28.1      563,398     17.1
                                    ----------    -------   ----------    -----
     Total Income ..............    $2,082,113      100.0%  $3,285,538    100.0%
                                    ==========    =======    ==========   ======

                                        For the Six Months Ended June 30,

                                            1997                    1996
                                        (Unaudited)              (Unaudited)
                                     ---------------------  --------------------
                                     Earned     % of Total    Earned  % of Total
         Type of Transaction         Income        Income     Income     Income
         -------------------        ----------     -------  ----------  --------
Discount on Factored
     Accounts Receivable .......    $2,320,053       48.2%  $2,562,245     41.5%
Earnings on Collateralized
     Advances ..................       836,744       17.4    1,660,635     26.9
Earnings on Purchased Life
     Insurance Policies ........       200,000        4.2      342,072      5.5
Other Earnings .................       432,798        8.9      491,009      8.0
                                    ----------    -------   -----------    -----
     Total .....................     3,789,595       78.7    5,055,961     81.9
Fees and Other Income ..........     1,024,624       21.3    1,115,250     18.1
                                    ----------    -------   -----------    -----
     Total Income ..............    $4,814,219      100.0%  $6,171,211    100.0%
                                    ==========    =====     ==========    =====

     Total income decreased 22.0% in the first half of 1997 from the same period in 1996, from $6.2 million to $4.8 million; total income decreased 36.6% for the second quarter of 1997 over the same period in 1996, from $3.3 million to $2.1 million. Earned discounts from factored accounts receivable decreased 9.5%, from $2.6 million to $2.3 million in the first half of 1997 versus the first half of 1996. In the second quarter earned discounts from factored accounts decreased 39.4% to $0.8 million from $1.4 million. The decline in earned discounts from factored accounts receivable in the second quarter of 1997 is largely the result of lost volume attributable to a large client that paid its obligations in full during the second quarter. Volume in the third quarter of 1997 appears to be improving. Earned discounts from factored accounts receivable as a percentage of total factored accounts receivable purchased were 3.1% and 3.4% in the first halves of 1997 and 1996, respectively; in the second quarters of 1997 and 1996, earned discounts were 3.1% and 3.5%, respectively, of factored accounts receivable. The reduction during the first half of 1997 versus 1996 in the average earned discount from factored accounts receivable reflects the downward pressure on pricing from competition in the Company's core factoring business. In the first half of 1997 and 1996, earned discounts from factored accounts receivable accounted for 48.2% and 41.5%, respectively, of total income. In the second quarters of 1997 and 1996 earned discounts from factored accounts receivable accounted for 40.1% and 42.0%, respectively, of total income.


     Earned discounts from Collateralized Advances decreased approximately 49.6% in the first half of 1997 versus the comparable period in 1996, to approximately $0.8 million from $1.7 million and decreased approximately 58.7% in the second quarter of 1997 over the same quarter in 1996, to approximately $366 thousand from $885 thousand. In the first halves of 1997 and 1996, earned discounts from Collateralized Advances constituted approximately 17.4% and 26.9%, respectively, of total income. The decline in earned discounts from Collateralized Advances in 1997 does not reflect a strategic move away from Collateralized Advances. Rather, it reflects a reduction in the average amount of Collateralized Advances outstanding during the relevant periods. In the second quarters of 1997 and 1996, earned discounts from Collateralized Advances constituted 17.6% and 26.9%, respectively, of total income. Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month calculated generally on the average outstanding amount of the Collateralized Advance during the month. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears. See Provision for Credit Losses below.


     As of June 30, 1997 and December 31, 1996, factored accounts receivable included on the Company's balance sheet were $11.3 million (56.7%) and $22.4 million (59.6%), respectively, of gross finance receivables. As of June 30, 1997 and December 31, 1996, Collateralized Advances included on the Company's balance sheet were $3.0 million (15.0%) and $8.8 million (23.4%), respectively, of gross finance receivables.

     Fees and other income remained relatively flat, approximately $1.0 million, in the first half of 1997 as compared to 1.1 in the same period in 1996. In the second quarter of 1997, fees and other income were $585 thousand compared to $563 thousand. For 1997, included in fee income is an unusually large supplement discount in the amount of $165,000. This is partially offset by a decrease in facility fees of approximately 105,000.

     COMPENSATION AND FRINGE BENEFITS. In the first halves of 1997 and 1996, compensation and fringe benefits were $1.5 million (30.4% of total income) and $1.8 million (29.9% of total income), respectively. For the second quarters of 1997 and 1996, compensation and fringe benefits were $730 thousand (35.1% of total income) and $996 thousand (30.3% of total income), respectively. Within compensation and fringe benefits, executive compensation decreased in the first half of 1997 as compared to the same period in 1996, from $714 thousand (11.6% of total income) to $431 thousand (9.0% of total income). Executive compensation also decreased in the second quarter of 1997 as compared to the same period in 1996, from $419 thousand (12.8% of total income) to $209 thousand (10.0% of total income). The higher compensation and fringe benefits (including executive compensation) during 1996 were chiefly the result of expenses associated with the severance of a key employee and costs associated with replacing that employee.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $1.0 million (21.6% of total income) as compared to $1.6 million (25.1% of total income) for the first halves of 1997 and 1996, respectively. For the second quarters of 1997 and 1996, general and administrative expense was $501 thousand (24.1% of total income) and $941 thousand (28.6% of total income), respectively. The decrease for the first half and second quarters of 1997 was primarily attributable to a decrease in professional fees offset partially by increases in depreciation. Professional fees were $290 thousand (6.0% of total income) in the first half of 1997 versus $754 thousand (12.2% of total income) in the first half of 1996 and were $132 thousand (6.4% of total income) in the second quarter of 1997 versus $507 thousand (15.4% of total income) in the second quarter of 1996. The decrease in professional fees in 1997 is attributable, in part to the final resolution of legal proceedings instituted in prior years. General and administrative expense (other than professional fees) for the six months ended June 30, 1997 and 1996 was $750 thousand (16.6%) and $797 thousand (12.9%), respectively. For the three months ended June 30, 1997 and 1996, general and administrative expense (other than professional fees) was $369 thousand (17.1%) and $434 thousand (13.2%), respectively.

     INTEREST EXPENSE. Interest expense was $627 thousand (13.0% of total income) versus $782 thousand (12.7% of total income) for the first half of 1997 and 1996, respectively, and $223 thousand (10.7% of total income) versus $427 thousand (13.0% of total income) for the second quarters of 1997 and 1996, respectively. The decrease in interest expense is attributable to a decrease in the average daily balance outstanding on the Company's revolving lines of credit. Interest expense on the Convertible Subordinated Notes was comparable in the first half and second quarter of 1997, to that in the first half and second quarter of 1996. The average daily outstanding balance on the Company's revolving lines of credit was $7.5 million and $11.0 million for the first halves of 1997 and 1996, respectively, and $3.3 million and $12.4 million for the three months ended June 30, 1997 and 1996, respectively. The average interest rate paid on the Company's revolving lines of credit decreased to 9.07% during the first half of 1997 from 9.17% during the first half of 1996 and was 9.16% during the second quarter of 1997 as compared to 9.12% during the second quarter of 1996.

     PROVISION FOR CREDIT LOSSES. Credit loss experience, the adequacy of underlying collateral, changes in the character and size of the Company's receivables portfolio and management's judgment are factors used in determining the provision for credit losses and the adequacy of the allowance for credit losses. Other factors given consideration in determining the adequacy of the allowance are the level of related credit balances of factoring clients and the current and anticipated impact of economic conditions on the creditworthiness of the Company's clients and account debtors. To mitigate the risk of credit loss, the Company, among other things: (I) thoroughly evaluates the collateral to be made available by each client; (ii) usually collects its factored accounts receivable directly from account debtors, which are frequently (though not always) large, creditworthy companies or governmental entities; (iii) purchases, or takes a first priority security interest in, all accounts receivable of each client; (iv) takes, whenever available, blanket liens on all of its clients' other assets and, when making Collateralized Advances, it employs what management believes to be conservative loan-to-value ratios based on auction or liquidation value appraisals performed by independent appraisers; (v) almost always requires personal guaranties (either unlimited guaranties or guaranties limited to the validity and collectability of factored accounts receivable) from its clients' principals, and (vi) actively monitors its portfolio of factored accounts receivable, including the creditworthiness of account debtors and periodically evaluates the value of other collateral securing Collateralized Advances.

     Management recognizes that Collateralized Advances entail different, and possibly greater, risks to the Company than the factoring of accounts receivable. Risks associated with the making of Collateralized Advances (but not the factoring of accounts receivable) include, among others (I) certain types of collateral securing Collateralized Advances may diminish in value (possibly precipitously) over time (sometimes short periods of time), (ii) repossessing, safeguarding and liquidating collateral securing Collateralized Advances may require the Company to incur significant fees and expenses some or all of which may not be recoverable, (iii) clients may dispose of (or conceal) the collateral securing Collateralized Advances and (iv) clients or natural disasters may destroy the collateral securing Collateralized Advances. The Company attempts to manage these risks, respectively, by (I) engaging independent appraisers to review periodically the value of collateral securing Collateralized Advances at intervals established by management based on the characteristics of the underlying collateral, (ii) employing conservative loan-to-value ratios which management believes should generally enable the Company to recover from liquidation proceeds most of the fees and expenses incurred in connection with repossessing, safeguarding and liquidating collateral, (iii) using its field examiners to inspect collateral periodically and, when appropriate, engaging independent collateral monitoring firms to implement appropriate collateral control systems, including bonding certain of the client's employees and (iv) requiring clients to maintain appropriate amounts and types of insurance issued by insurers acceptable to the Company naming the Company as the party to whom loss is paid. Although management believes that the Company has (or third parties acting on behalf of the Company have) the requisite skill to evaluate, monitor and manage the risks associated with the making of Collateralized Advances, there can be no assurance that the Company will in fact be successful in doing so.

     The provision for credit losses decreased from $4.6 million (73.8% of total income) in the first half of 1996 to $675,790 (14.0% of total income) in the first six months of 1997. The provision for credit losses during the first half of 1996 included a provision of $3.9 million in the second quarter of 1996 associated with management's decision to write-off or write-down nine non-performing assets totaling $4.2 million. As of June 30, 1997 and December 31, 1996 the allowance for credit losses was 16.0% ($3.2 million) and 6.9% ($2.6 million) of gross finance receivables, respectively. At June 30, 1997 the accrual of earnings was suspended on $4.6 million of gross finance receivables as compared to $4.5 million of gross finance receivables at December 31, 1996. In addition, "other receivables" and "other assets" appearing on the Company's balance sheet typically do not accrue earnings for financial statement purposes. The following table provides a summary of the Company's gross finance receivables (which includes primarily factored accounts receivable, Collateralized Advances and non-earning receivables), "other receivables" and "other assets" and information regarding the allowance for credit losses as of the dates indicated.

                                          As of (or for    As of (or for the Six
                                         the Year Ended)   Months Ended June 30,
                                       December 31, 1996     1997         1996
                                       -----------------    ------       -----
                                                  (Dollars in thousands)

Gross Finance Receivables, Other
  Receivables and Other Assets Data:
Gross Finance Receivables ...............      $ 37,600    $ 20,005    $ 30,989
Non-Earning Receivables (also included
  in Gross Finance Receivables) .........         4,548       4,587         850
Other Receivables .......................         4,390       2,592       2,849
Other Assets (excluding
miscellaneous) ..........................         1,884       3,187         900

Allowance for credit
  losses:
Balance, January 1 ......................         2,351       2,579       2,351
Provision for credit
  losses ................................         5,878         676       4,552
Receivables charged off .................        (5,711)       (360)     (4,523)
Recoveries ..............................             6         316           4
Ending Balance ..........................      $  2,579    $  3,211    $  2,384

Allowance for Credit Losses as a percent of:
Gross Finance Receivables ...............          6.85%       16.0%       7.69%
Non-Earning Receivables .................          56.7%       70.0%     280.45%
Non-Earning Receivables, Other
  Receivables and Other Assets ..........          28.3%      30.98%      51.84%

As a percent of the sum of Gross
  Finance Receivables, Other
  Receivables and Other Assets:
Non-Earning
  Receivables ...........................          10.4%      17.79%       2.45%
Other Receivables .......................          10.0%      10.00%       8.20%
Other Assets ............................          4.29%      12.36%       2.59%

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

     COMMISSIONS. Commission expense was $116,112 (3.5% of total income) in the first half of 1997 as compared to $225,786 (3.7% of total income) in the first half of 1996. For the quarter ended June 30, 1997, commission expense was $72,961 (3.5% of total income) versus $136,145 (4.2% of total income) for the same quarter in 1996. The reduction in commission expense is directly related to the decrease in earned discounts.

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

CHANGES IN FINANCIAL CONDITION

     The Company's total assets decreased 34.9% to $29.9 million at June 30, 1997 from $45.9 million at December 31, 1996. The decrease is primarily the result of a decrease in net finance receivables.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal funding sources are the collection of factored accounts receivable, retained cash flow and external borrowings. For additional detail regarding external borrowings, see Notes 3 and 4 to the unaudited financial statements contained in this Form 10- QSB.

     The Company believes that internally generated funds and borrowings under its revolving credit facility will be sufficient to finance the Company's funding requirements for the next 12 months.

     At June 30, 1997 and December 31, 1996, the Company had working capital of $24.1 million and $24.9 million, respectively, and a ratio of current assets to current liabilities of 14.5 to 1 and 2.36 to 1, respectively.





                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                           PART II -OTHER INFORMATION



ITEM 1. -LEGAL PROCEEDINGS

         For details regarding legal proceedings, see Note 5 to the unaudited financial statements contained in this Form 10-QSB.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. - OTHER INFORMATION

         None.

ITEM 6(a). - EXHIBITS

         EXHIBIT 10.1. MATERIAL CONTRACTS

               Amendment to Exhibit 10.7 - Exhibit 10.7 is amended in its entirety by the Amended and Restated Revolving Credit and Security Agreement dated as of May 28, 1997, among the Company, the Lenders party thereto and IBJ Schroder Bank and Trust Company (as lender and as Agent).

               Amendment to Exhibit 10.7 - First Amendment to Amended and Restated Revolving Credit and Security Agreement dated as of June 20, 1997.



         EXHIBIT 10.9. EMPLOYMENT CONTRACTS

               Employment and Compensation Agreement, effective as of May 5, 1997, by and between the Company and Frances B. Madden.

          Ehibit 27.  FINANCIAL DATA SCHEDULE

ITEM 6(b). - REPORTS ON FORM 8-K

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALLSTATE FINANCIAL CORPORATION



Date:     August 13, 1997                     /s/ Lawrence M. Winkler
                                              -----------------------
                                              Lawrence M. Winkler
                                              Secretary/Treasurer
                                              Chief Financial Officer