Form 10QSB
period 1997-09-30
ALLSTATE FINANCIAL CORP /VA/
filed 1997-11-14
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



      FOR QUARTER ENDED SEPTEMBER 30, 1997 COMMISSION FILE NUMBER 0-17832

-------------------------------------------------------------------------------
                         Allstate Financial Corporation
             (exact name of registrant as specified in its charter)

           -----------------------------------------------------------
                 Virginia                      54-1208450
          (State of Incorporation) (I.R.S. Employer Identification No)
           -----------------------------------------------------------
            2700 South Quincy Street, Suite 540, Arlington, VA 22206
               (address of principal executive offices) (zip code)


Registrant's Telephone Number, Including Area Code:  (703) 931-2274




Indicate by the check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
  No  [   ]

2,318,185 Common Shares were outstanding as of November 12, 1997.

                         ALLSTATE FINANCIAL CORPORATION
                                   FORM 10-QSB
                                      INDEX

                                                                         Page
                                                                        Number
Part I.  Financial Information

  Item 1 -  Financial Statements

   Consolidated Balance Sheets at September 30, 1997
   and December 31, 1996                                                 1-2

   Consolidated Statements of Operations Three and Nine Months Ended
   September 30, 1997 and 1996                                           3

   Consolidated Statements of Shareholders' Equity Nine
   Months Ended September 30, 1997 and Year Ended
   December 31, 1996                                                     4

   Consolidated Statements of Cash Flows Nine Months Ended
   September 30, 1997 and 1996                                           5-6

   Notes to Consolidated Financial Statement                             7-10

  Item 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Conditions                             11-19

Part II.
  Item 1 -  Legal Proceedings                                            20

  Item 6 -  Exhibits and Reports on Form 8-K                             20

Signature                                                                21

                         PART I - FINANCIAL INFORMATION

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1997           1996
                                                     -----------    -----------

                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash ..........................................   $ 2,062,321   $ 1,624,899
     Receivables:
         Finance, net ..............................    22,167,840    30,574,239
         Purchased life insurance contracts, net ...     4,125,474     4,493,088
         Other .....................................     3,749,180     4,394,975

     Prepaid expenses ..............................       122,480       154,434

     Income Tax Receivable .........................          --       1,150,289

     Deferred income taxes .........................       803,357       893,000
                                                           -------       -------

     TOTAL CURRENT ASSETS ..........................    33,030,652    43,284,924

FURNITURE, FIXTURES AND EQUIPMENT, Net .............       479,320       538,164

OTHER ASSETS .......................................     3,748,967     2,116,343
                                                         ---------     ---------

                                                       $37,258,939   $45,939,431
                                                       ===========   ===========



                                       LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable and accrued expenses .....     $   464,367     $   446,360
     Notes payable .............................       6,277,719      14,851,582
     Note payable-related party ................         103,000         103,000
     Credit balances of factoring clients ......       2,066,809       2,964,873
                                                       ---------       ---------

      TOTAL CURRENT LIABILITIES ................       8,911,895      18,365,815

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                    September 30,   December 31,
                                                         1997          1996
                                                     -----------    ------------
                                                     (Unaudited)

NONCURRENT PORTION OF NOTES PAYABLE:
     Related parties .........................           52,015           61,969
     Convertible Subordinated Notes ..........        4,983,110        4,985,110
                                                      ---------        ---------

         TOTAL LIABILITIES ...................       13,947,020       23,412,894
                                                     ----------       ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, authorized 2,000,000
         shares with no par value; no shares
         issued or outstanding ...................        --              --

     Common stock, authorized 10,000,000 shares with
         no par value; 3,102,328 issued, 2,318,185
         outstanding  at September 30, 1997 and
         2,317,919 at December 31, 1996,
         exclusive of shares held in the Treasury        40,000           40,000

     Additional paid-in-capital ..................   18,852,312       18,852,312

     Treasury Stock (784,143 shares at 9/30/97 and
         784,409 at 12/31/96) ....................   (5,032,589)     (5,034,584)

     Retained Earnings ...........................    9,452,196        8,668,809
                                                      ---------        ---------

         TOTAL SHAREHOLDERS' EQUITY ..............   23,311,919       22,526,537
                                                     ----------       ----------

                                                   $ 37,258,939     $ 45,939,431
                                                   ============     ============



                 See Notes to Consolidated Financial Statements


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended September 30,  Nine Months Ended September 30,
                                                             1997            1996           1997             1996
                                                        -----------     -----------     -----------     -----------
                                                        (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)
INCOME:
     Earned discounts .............................    $  1,546,155    $  2,423,715    $  5,335,750    $  7,479,676
     Fees and other income ........................         784,451         499,802       1,809,075       1,615,052
                                                            -------         -------       ---------       ---------

         Total Income .............................       2,330,606       2,923,517       7,144,825       9,094,728
                                                          ---------       ---------       ---------       ---------

EXPENSES:
     Compensation and fringe benefits .............         738,837         737,910       2,201,033       2,584,291
     General and administrative expense ...........         558,515         632,985       1,598,462       2,184,707
     Interest expense .............................         201,675         360,627         829,002       1,142,970
     Provision for credit losses ..................         362,621         527,341       1,038,411       5,079,570
     Commission ...................................          68,332         126,248         234,444         352,034
                                                             ------         -------         -------         -------

          TOTAL EXPENSES ..........................       1,929,980       2,385,111       5,901,352      11,343,572
                                                          ---------       ---------       ---------      ----------

INCOME/(LOSS) BEFORE INCOME TAXES .................         400,626         538,406       1,243,473      (2,248,844)

INCOME TAXES/(BENEFIT) ............................         148,232         198,800         460,086      (  832,400)
                                                            -------         -------         -------      -----------

NET INCOME/(LOSS) .................................    $    252,394    $    339,606    $    783,387    $ (1,416,444)
                                                       ============    ============    ============    ============

NET INCOME/(LOSS) PER SHARE  ......................    $        .11    $       0.15    $        .34    $ (     0.61)
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES  ................       2,318,139       2,317,237       2,317,993       2,331,797
                                                          =========       =========       =========       =========


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 1996
                    AND NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                                     Common          Paid in           Treasury           Retained
                                                                      Stock          Capital             Stock            Earnings
                                                                   ---------       -----------       ------------       -----------

BALANCE - January 1, 1996 ................................       $    40,000       $18,852,312       $(2,871,901)       $ 9,709,953

  Exchange of Convertible
     Subordinated Notes for
     338,275 shares of common stock ......................              --                --          (2,170,683)              --

  Conversion of Convertible Subordinated
     Notes to 1,066 shares of Common
     Stock ...............................................              --                --               8,000               --

  Net Loss ...............................................              --                --                --           (1,041,144)
                                                                   ---------       -----------       ------------       -----------


BALANCE - December 31, 1996 ..............................            40,000        18,852,312       $(5,034,584)       $ 8,668,809

  Conversion of Convertible Subordinated
     Notes to 266 shares of Common
     Stock ...............................................              --                --               1,995               --

  Net Income (unaudited) .................................              --                --                --              783,387
                                                                   ---------       -----------       ------------       -----------

BALANCE - September 30, 1997 .............................       $    40,000       $18,852,312       $(5,032,589)       $ 9,452,196
                                                                 ===========       ===========       ===========        ===========



                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                1997             1996
                                                             -----------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income/(Loss) ......................             $     783,387    $  (1,416,444)
     Adjustments to reconcile net income
         to cash provided by operating activities:
         Depreciation - net .................                   146,900           97,400
         Provision for credit losses ........                 1,038,411        5,079,570
     Changes in operating assets and liabilities:
         Decrease/(Increase) in other receivables             1,804,832         (819,484)
         Decrease/(Increase) in prepaid expenses                 31,954          (20,202)
         (Increase)/Decrease in other assets                 (1,182,624)       1,226,774
         Increase in accounts payable
              and accrued expenses ..........                    18,007          210,273
         Decrease/(Increase) in income taxes receivable       1,239,932         (824,130)
                                                              ---------         --------


NET CASH PROVIDED BY
     OPERATING ACTIVITIES ...................                 3,880,799        3,533,757
                                                              ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of finance receivables, including
         accounts receivable, secured advances,
         repurchases and life insurance contracts          (135,092,067)    (142,451,717)
     Collection of finance receivables, including
         accounts receivable, secured advances,
         repurchases and life insurance contracts           141,218,632      139,876,073
     (Decrease)/Increase in credit balances of
         factoring clients ..................                  (898,064)         508,094
     Purchase of furniture, fixtures and equipment              (88,056)         (51,255)
                                                                -------          -------


NET CASH PROVIDED/(USED) BY
    INVESTING ACTIVITIES ....................                 5,140,445       (2,118,805)
                                                              ---------       ----------


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                1997              1996
                                                              --------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit and
         other borrowings ............................       49,965,511       45,155,265
     Principal payments on line of credit
         and other borrowings ........................      (58,549,333)     (45,830,244)
     Treasury Stock Acquisition Costs ................           --               22,683)
                                                            ============      ==========

NET CASH USED IN FINANCING ACTIVITIES: ...............       (8,583,822)        (697,662)
                                                             ----------         --------

NET INCREASE IN CASH .................................          437,422          717,290

CASH, Beginning of period ............................        1,624,899          754,295
                                                              ---------          -------

CASH, End of period ..................................     $  2,062,321     $  1,471,585
                                                           ============     ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

     Interest paid ...................................     $    818,033     $  1,142,970
                                                           ============     ============

     Income taxes paid ...............................     $    300,000     $       --
                                                           ============     ============

     Transfer of finance and other
        receivables to other assets ..................     $  1,800,000     $       --
                                                           ============     ============

     Issuance of Convertible Subordinated
        Notes in exchange for Common Stock ...........     $       --       $  2,148,000
                                                           ============     ============

     Issuance of Common Stock in exchange
         for Subordinated Notes ......................     $      2,000     $      5,000
                                                           ============     ============

                                        6

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. General. The consolidated financial statements of Allstate Financial Corporation and its wholly owned subsidiaries (the "Company") included herein are unaudited for all periods ended September 30, 1997 and 1996; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KB for the year ended December 31, 1996.

2. Net income per share. Net income per share of common stock has been computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the periods presented. Stock options are considered common stock equivalents, unless determined to be anti-dilutive. For the quarters ended September 30, 1997 and 1996, weighted average shares outstanding were 2,318,139 and 2,317,237, respectively. At September 30, 1997 and December 31, 1996 there were 106,830 and 158,400 stock options outstanding, at exercise prices ranging from $5.44 to $14.00 per share. During the year ended December 31, 1996, 24,867 options were terminated without being exercised. There were no options exercised during 1996 or during the nine months ended September 30, 1997.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes APB No. 15 to conform earnings per share with internal standards as well as to simplify the complexity of the computation under APB No. 15. In summary, SFAS No. 128 replaces the previous primary earnings per share ("EPS") calculation with a basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of its dilutive impact on EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The EPS in the Statements of Operations are presented under APB No. 15. Proforma EPS under SFAS No. 128 for the nine months ended September 30, 1997 and 1996 would not have resulted in a material difference from EPS as shown.

3. Line of credit. As of September 30, 1997, the Company had approximately $18.7 million available under a $25 million secured revolving line of credit. The credit facility contains a $5.0 million sub-facility for the issuance of letters of credit, a $5 million sub-facility the proceeds of which may be used by the Company to make advances to clients secured by machinery and equipment and a $2.5 million sub-facility the proceeds of which may be used by the Company to make advances to clients secured by inventory. Borrowings under the credit facility bear interest at a spread over the bank's base rate or a spread over LIBOR, at the Company's election. The Company is subject to covenants which are typical in revolving credit facilities of this type. The maturity date on this credit facility is May 27, 2000.


4. Convertible Subordinated Notes Payable. As of September 30, 1997, included in Notes Payable the Company had outstanding $4,976,000 in aggregate principal amount of Convertible Subordinated Notes. The Notes (I) mature on September 30, 2000; (ii) currently bear interest at the rate of 9.5% per annum which rate may fluctuate in accordance with the prime rate, but may not fall below 8% nor rise above 10% per annum; (iii) are convertible into common stock of the Company at the rate of $7.50 per share; (iv) are subordinated to Senior Indebtedness (as defined) of the Company and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain change of control events, holders of the Notes have the right to have their Notes redeemed at par.

5. New Financial Accounting Standards. In September 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, financial and servicing assets are recognized if controlled or liabilities are recognized if incurred. Financial and servicing assets are removed from the balance sheet when control has been surrendered and liabilities are removed when extinguished. SFAS No. 125 was effective and adopted on January 1, 1997 and will be applied prospectively. The Company does not anticipate any material effect on its financial position from this implementation.

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

     In connection with the same transaction, the Company was also named in January 1994 as a defendant in Sherwin-Williams Company v. Robert Castello et. al. pending in the United States District Court for the Northern District of Ohio. Sherwin-Williams is suing all parties with any involvement in the transaction to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and the bankruptcy litigation arising therefrom. Sherwin-Williams asserts that it has or will incur pension fund liabilities and other liabilities as a result of the transaction in the approximate amount of $11 million and has asserted claims against the Company in that amount. The complaint asserts, among other things, that the purchasers of Lyons breached their purchase agreement with Sherwin-Williams by pledging the assets of Lyons to the Company to obtain the down payment. The Company was not a party to the purchase agreement. In response to the complaint, the Company filed a motion to dismiss all claims. In March 1997, a federal magistrate recommended to the District Court that the Company's motion to dismiss the claims contained in the original complaint held against the Company be granted. However, the magistrate recommended that the Company's motion to dismiss two new claims contained in an amended complaint be denied. The District Court has not yet ruled on the magistrate's recommendation. Management does not believe the litigation will have a material effect on the financial position or results of operations of the Company because, in management's opinion, the claims are without merit.

     The Company is a counterclaim  defendant in Allstate Financial  Corporation
v. A.G. Construction, Inc. (n/k/a A.G. Plumbing, Inc.), American General Construction Corp., Adam Guziczek and Cheryl Lee Guziczek pending in the United States Bankruptcy Court for the Southern District of New York. The Company provided receivable financing to A.G. Construction, Inc. (n/k/a/ A.G. Plumbing, Inc.) in 1988 and to American General Construction Corp. (hereinafter, A.G. Construction, Inc. (n/k/a/ A.G. Plumbing) and American General Construction shall be collectively referred to as "AG") in 1991. AG's primary business was renovation of public housing for the City of New York. Adam and Cheryl Guziczek (hereinafter collectively referred to as "Guziczek") personally guaranteed the obligation due the Company under the financing arrangement. In 1993, AG defaulted on its obligations under the financing arrangement with the Company. Thereafter, the Company confessed judgment against AG and Guziczek in Virginia and commenced actions in New York to enforce the guaranties and to attempt recovery on the confessed judgments. In one of the actions an answer and counterclaim against the Company was filed. The counterclaim asserted claims for usury, diversion of proceeds of public improvement contracts and overpayments to the Company by AG in excess of $2,000,000.00 (hereinafter the "Counterclaims"). No specific damage claim amount was set forth in the counterclaim. On August 1, 1994, Guziczek filed a voluntary Chapter 11 petition under the United States Bankruptcy code and on June 14, 1995 the case was converted to a Chapter 7 proceeding. On January 3, 1996, AG filed a separate voluntary Chapter 7 petition. No action was ever taken by the trustee in the Guziczek or AG bankruptcy proceedings to pursue the Counterclaims. On June 2, 1997, the Trustee for the AG bankruptcy estate filed a motion to abandon certain claims against the Company, including all claims that the Company diverted proceeds of public improvement contracts. On October 7, 1997, New York Surety Company (hereinafter referred to as the "Surety") filed pleadings objecting to the abandonment of such claims against the Company. The Surety provided the payment and performance bond to AG in connection with the construction jobs performed for the City of New York. In its pleadings the Surety asserts that it is subrogated to

AG's claims and thereby seeks to intervene and file an intervenor's complaint against the Company. The proposed complaint adopts the Counterclaims and seeks an accounting. The Surety asserts damages of approximately $4,000,000.00. A hearing on the motion for intervention has been scheduled for January 14, 1998. The Company believes it has meritorious defenses to the Counterclaims and intends to vigorously defend all claims. However, the litigation is in the preliminary stage and the probability of a favorable or unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time.

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

     Continuing competition within the marketplace from banks, asset-based lenders and newly created finance companies have encroached upon the Company's potential client base and have negatively affected earned discounts on factored accounts receivable. Additionally, the Company has attracted larger clients which often increases the amount of time needed to negotiate and fund new business. Also, Collateralized Advances require extensive in-depth and diverse due diligence which can further delay the funding of new business. Nonetheless, the Company believes that its ability to respond quickly and to provide specialized, flexible and comprehensive financing structures to its clients enables it to compete effectively. In order to remain competitive, the Company is, where necessary and appropriate, offering lower rates than it has historically. The Company believes that increased competition will continue for the foreseeable future and will continue to exert downward pressure on pricing, especially in the Company's core factoring business. To counter the downward pressure on pricing, the Company intends to continue to diversify its sources of income, primarily by continuing to place emphasis on funding relationships which include (in addition to the factoring of full recourse accounts receivable) the making of

Collateralized Advances and by expanding into logically related product lines such as the traditional non-recourse factoring of accounts receivable through the Company's Allstate Factors division.

     Historically, the Company has not expected to maintain a funding relationship with a client for more than two years; the Company expected that its clients would ultimately qualify for more competitively priced bank or asset-based financing within that time period. Therefore, the Company's major clients have historically tended to change significantly over time. More recently, however, because the Company is, where necessary and appropriate, offering lower rates and making Collateralized Advances, it is possible that the duration of the Company's funding relationships with its clients may be extended. In addition, the Company's Allstate Factors division is expected to provide a more stable client base than the Company's traditional client base. Even if the Company succeeds in extending the duration of its funding relationship with its clients, there will not be a corresponding increase in non-current assets on the Company's balance sheet. This is because it is anticipated that the Company's funding relationships with its clients will continue to renew no less frequently than once a year. Although the Company has historically been successful in replacing major clients, the loss of one or more major clients and an inability to replace those clients could have a material adverse effect on the Company.

     Lifetime Options, a wholly-owned subsidiary of the Company, provided financial assistance to individuals facing life-threatening illness by purchasing their life insurance policies at a discount from face value. Because most of the life insurance policies purchased by Lifetime Options are underwritten by highly rated insurance companies (and, in many cases, backed by state guaranty funds), the management of Lifetime Options believes that credit risk is not material to its business. Lifetime Options has curtailed its operations. This decision enables management to better focus on the Company's core commercial finance business at a time when competition has reduced yields, and medical advances have created a certain degree of uncertainty, in Lifetime Options' business. Lifetime Options is currently exploring the sale of some or all of the life insurance policies in its portfolio.


  RESULTS OF OPERATIONS

       The following table sets forth certain items of income and expense for the periods indicated and indicates the percentage relationship of each item to total income.






                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                        For the Three Months Ended September 30,
                                        ----------------------------------------
                                              1997                   1996
                                        ------------------    ------------------
                                       (Unaudited)              (Unaudited)

INCOME
   Earned discounts .................   $1,546,155     66.3%  $2,423,715   82.9%
   Fees and other income ............      784,451     33.7      499,802   19.1
                                           -------     ----      -------   ----
        TOTAL INCOME ................    2,330,606    100.0%   2,923,517  100.0%
                                         ---------    -----    ---------  -----

EXPENSES
   Compensation and fringe benefits .      753,637     32.3%     737,910   25.3
   General and administrative expense      543,715     23.3      632,985   21.7
   Interest expense .................      201,675      8.7      360,627   12.3
   Provision for credit losses ......      362,621     15.6      527,341   18.0
   Commissions ......................       68,332      2.9      126,248    4.3
                                            ------      ---      -------    ---

         TOTAL EXPENSES .............    1,929,980     82.8    2,385,111   81.6
                                         ---------     ----    ---------   ----

INCOME BEFORE INCOME TAXES ..........      400,626     17.2      538,406   18.4

INCOME TAXES ........................      148,232      6.4      198,800    6.8
                                           -------      ---      -------    ---

NET INCOME ..........................   $  252,394     10.8% $   339,606   11.6%
                                        ==========     ====  ===========   ====

NET INCOME PER SHARE ................          $ 0.11           $   0.15
                                               ======           ========

WEIGHTED AVERAGE NUMBER OF SHARES ...       2,318,139         2,317,237
                                            =========         =========


                                         For the Nine Months Ended September 30,
                                         ---------------------------------------
                                              1997                    1996
                                         ------------------- -------------------
                                              (Unaudited)          (Unaudited)
INCOME
   Earned discounts ..................  $  5,335,750   74.7% $  7,479,676  82.2%
   Fees and other income .............     1,809,075   25.3     1,615,052  17.8
                                           ---------   ----     ---------  ----
      TOTAL INCOME ...................     7,144,825  100.0%    9,094,728 100.0%
                                           ---------  -----     --------- -----

EXPENSES
   Compensation and fringe benefits ..     2,215,833   31.0     2,584,291  28.4
   General and administrative expense      1,583,662   22.2     2,184,707  24.0
   Interest expense ..................       829,002   11.6     1,142,970  12.6
   Provision for credit losses .......     1,038,411   14.5     5,079,570  55.8
      Commissions ....................       234,444    3.3       352,034   3.9
                                             -------    ---       -------   ---

      TOTAL EXPENSES .................     5,901,352   82.6    11,343,572 124.7
                                           ---------   ----    ---------- -----

INCOME (LOSS) BEFORE INCOME TAXES ....     1,243,473   17.4    (2,248,844)(24.7)

INCOME TAXES (BENEFIT) ...............       460,086    6.4      (832,400)  9.2
                                             -------    ---      --------   ---

NET INCOME (LOSS) ....................  $    783,387   11.0%  $(1,416,444)(15.5)
                                        ============   ====   =========== =====

NET INCOME (LOSS) PER SHARE                        $0.34           $(0.61)
                                                   =====           ======

WEIGHTED AVERAGE NUMBER OF SHARES               2,317,993        2,331,797
                                                =========        =========

         TOTAL INCOME. Total income consists of (I) earned discounts and (ii) fees and other income. "Earned discounts" consist primarily of income from the purchase of accounts receivable and income from Collateralized Advances. "Fees and other income" consist primarily of application fees, commitment or facility fees, other related financing fees, revenue recognized on the collection of certain non-performing assets and supplemental discounts paid by clients who do not sell the minimum volume of accounts receivable required by their contracts with the Company (including as a result of "graduating" to a lower cost source of funding).

         The following table breaks down total income by type of transaction for
the  periods  indicated  and  the  percentage   relationship  of  each  type  of
transaction to total income.

                                        For the Three Months Ended September 30,

                                             1997                    1996
                                         (Unaudited)             (Unaudited)
                                      --------------------  --------------------
                                      Earned    % of Total    Earned  % of Total
    Type of Transaction               Income      Income      Income    Income
    -------------------             ----------   -------    -----------  ------

Discount on Factored
     Accounts Receivable .......    $1,100,130    47.2%      $1,470,677    50.4%
Earnings on Collateralized
     Advances ..................       238,308    10.2          685,778    23.4
Earnings on Purchased Life
     Insurance Policies ........          --      --            149,172     5.1
Other Earnings .................       207,717     8.9          118,088     4.0
                                       -------     ---          -------     ---
     Total .....................     1,546,155    66.3        2,423,715    82.9

Fees and Other Income ..........       784,451    33.7          499,802    17.1
                                       -------    ----          -------    ----
     Total Income ..............    $2,330,606   100.0%      $2,923,517   100.0%
                                    ==========   =====       ==========   =====


                                         For the Nine Months Ended September 30,

                                           1997                      1996
                                          (Unaudited)            (Unaudited)
                                      -------------------    -------------------
                                      Earned   % of Total     Earned  % of Total
   Type of Transaction                Income     Income       Income     Income
   -------------------               ---------  --------     ----------  -------

Discount on Factored
     Accounts Receivable .........  $3,582,944    50.1%      $4,033,922    44.3%
Earnings on Collateralized
     Advances ....................     697,856     9.8        2,345,413    25.8
Earnings on Purchased Life
     Insurance Policies ..........     200,000     2.8          491,244     5.4

Other Earnings ...................     854,950    12.0          609,097     6.7
                                       -------    ----          -------     ---

                                             1997                    1996
                                         (Unaudited)             (Unaudited)
                                   --------------------      -------------------

     Total .......................   5,335,750    74.7        7,479,676    82.2
Fees and Other Income ............   1,809,075    25.3        1,615,052    17.8
                                     ---------    ----        ---------    ----
     Total Income ................  $7,144,825   100.0%      $9,094,728   100.0%
                                    ==========   =====       ==========   =====


         Total income decreased 21.4% in the first nine months of 1997 from the same period in 1996, from $9.1 million to $7.1 million; total income decreased 21.9% for the third quarter of 1997 over the same period in 1996, from $2.9 million to $2.3 million. Earned discounts from factored accounts receivable decreased, from $4.0 million to $3.6 million in the first nine months of 1997 versus the first nine months of 1996. In the third quarter of 1997 earned discounts from factored accounts receivable decreased $1.1 million from $1.5 million. The decline in earned discounts from factored accounts receivable in the nine months ended September 30, 1997 is, in part, attributable to the loss of volume from several large clients that paid their obligations in full at the beginning of the year. During the third quarter of 1997, however, the Company funded seven new clients. Revenue from these accounts should enhance performance in the fourth quarter of 1997. In addition, competition in the marketplace has continued to exert downward pressure on earned discounts. Earned discounts from factored accounts receivable as a percentage of total factored accounts receivable purchased were 3.0% and 3.4%, respectively, in the first nine months of 1997 and 1996. In the third quarters of 1997 and 1996, earned discounts were 3.0% and 3.4%, respectively, of factored accounts receivable. In the first nine months of 1997 and 1996, earned discounts from factored accounts receivable accounted for 50.1% and 44.3%, respectively, of total income. In the third quarters of 1997 and 1996 earned discounts from factored accounts receivable accounted for 47.2% and 50.4%, respectively, of total income.

         Earned discounts from Collateralized Advances decreased approximately 70.2% in the first nine months of 1997 versus the comparable period in 1996, to approximately $1.0 million from $2.4 million and decreased approximately 65.2% in the third quarter of 1997 over the same quarter in 1996, to approximately $238 thousand from $686 thousand. In the first nine months of 1997 and 1996, earned discounts from Collateralized Advances constituted approximately 9.8% and 25.8%, respectively, of total income. The decline in earned discounts from Collateralized Advances in 1997 does not reflect a strategic move away from Collateralized Advances. Rather, it reflects a reduction in the average amount of Collateralized Advances outstanding during the relevant periods. In the third quarters of 1997 and 1996, earned discounts from Collateralized Advances constituted 10.2% and 23.4%, respectively, of total income. Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month calculated generally on the average outstanding amount of the Collateralized Advance during the month. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears. (See Provision for Credit Losses below.)

        As of September 30, 1997 and December 31, 1996, factored accounts receivable included on the Company's balance sheet were $20.1 million (65.8%) and $22.4 million (59.6%), respectively, of gross finance receivables. As of September 30, 1997 and December 31, 1996, Collateralized Advances included on the Company's balance sheet were $4.4 million (15.4%) and $8.8 million (23.4%), respectively, of gross finance receivables.

         Fees and other income increased 12.5% to approximately $1.8 million in the first nine months of 1997 as compared to $1.7 million in the same period in 1996. In the third quarter of 1997, fees and other income were $784 thousand compared to $500 thousand, an increase of 56.8% in the third quarter of 1997. The increase in fees and other income in 1997 is primarily attributable to revenue recognized on the collection of certain non-performing assets offset, in part, by a reduction in facility fees and one-time fees received in 1996.

         Compensation and Fringe Benefits. In the first nine months of 1997 and 1996, compensation and fringe benefits were $2.2 million (31.0% of total income) and $2.6 million (28.4% of total income), respectively. For the third quarters of 1997 and 1996, compensation and fringe benefits were $754 thousand (32.3% of total income) and $738 thousand (25.2% of total income), respectively. Within compensation and fringe benefits, executive compensation decreased in the first nine months of 1997 as compared to the same period in 1996, from $904 thousand (9.9% of total income) to $652 thousand (9.1% of total income). Executive compensation increased in the third quarter of 1997 as compared to the same period in 1996, from $190 thousand (6.5% of total income) to $220 thousand (9.5% of total income). The higher compensation and fringe benefits (including executive compensation) during the first nine months of 1996 were chiefly the result of expenses associated with the severance of a key employee and costs associated with replacing that employee.

         General and Administrative Expense. General and administrative expense was $1.6 million (22.4% of total income) as compared to $2.2 million (24.0% of total income) for the first nine months of 1997 and 1996, respectively. For the third quarters of 1997 and 1996, general and administrative expense was $559 thousand (24.0% of total income) and $633 thousand (21.7% of total income), respectively. The decrease for the first nine months and the third quarter of 1997 was primarily attributable to a decrease in professional fees, offset in part by increases in depreciation. Professional fees were $432 thousand (6.0% of total income) in the first nine months of 1997 versus $980 thousand (10.8% of total income) in the first nine months of 1996 and were $14.2 thousand (6.1% of total income) in the third quarter of 1997 versus $226 thousand (7.7% of total income) in the third quarter of 1996. The decrease in professional fees in 1997 is attributable, in part, to the final resolution of legal proceedings in prior years. General and administrative expense (other than professional fees) for the nine months ended September 30, 1997 and 1996 was $1.2 million (16.3%) and $1.2 million (13.2%), respectively. For the three months ended September 30, 1997 and 1996, general and administrative expense (other than professional fees) was $417 thousand (17.9%) and $407 thousand (13.9%), respectively.

         Interest Expense. Interest expense was $829 thousand (11.6% of total income) versus $1.1 million (12.6% of total income) for the first nine months of 1997 and 1996, respectively, and $202 thousand (8.7% of total income) versus $360 thousand (12.3% of total income) for the third quarters of 1997 and 1996, respectively. The decrease in interest expense is attributable to a decrease in the average daily balance outstanding on the Company's revolving lines of credit and to more favorable borrowing rates negotiated by the Company in May 1997. The average daily outstanding balance on the Company's revolving lines of credit was $4.9 million and $10.4 million for the first nine months of 1997 and 1996, respectively, and $3.7 million and $9.5 million for the three months ended September 30, 1997 and 1996, respectively. The average interest rate paid on the Company's revolving lines of credit decreased to 8.89% during the first nine months of 1997 from 9.12% during the first nine months of 1996 and was 8.45% during the third quarter of 1997 as compared to 9.28% during the third quarter of 1996.

         Interest expense on the Company's Convertible Subordinated Notes was approximately $118,000 in the third quarters of 1997 and 1996 and $355,000 for the first nine months of 1997 and 1996.

         Provision for Credit Losses. The provision for credit losses decreased from $5.1 million (55.9% of total income) in the first nine months of 1996 to $1.0 million (14.5% of total income) in the first nine months of 1997. The provision for credit losses during the first nine months of 1996 included a provision of $3.9 million in the second quarter of 1996 associated with management's decision to write-off or write-down nine non-performing assets totaling $4.2 million. As of September 30, 1997 and December 31, 1996 the allowance for credit losses was 10.0% ($2.8 million) and 6.9% ($2.6 million) of gross finance receivables, respectively. At September 30, 1997 the accrual of earnings was suspended on $1.9 million of gross finance receivables as compared to $4.5 million of gross finance receivables at December 31, 1996. In addition, "other receivables" and "other assets" appearing on the Company's balance sheet typically do not accrue earnings for financial statement purposes. The following table provides a summary of the Company's gross finance receivables (which includes primarily factored accounts receivable, Collateralized Advances and non-earning receivables), "other receivables" and "other assets" and information regarding the allowance for credit losses as of the dates indicated.


                                                              As of (or for               As of (or for the Nine
                                                             the Year Ended)            Months Ended) September 30,
                                                            December 31, 1996             1997                1996
                                                            -----------------           --------           ---------
                                                                                      (Unaudited)      (Unaudited)
                                                                             (Dollars in thousands)

Gross Finance Receivables, Other
  Receivables and Other Assets Data:
Gross Finance Receivables .............................          $ 37,600              $ 28,314              $ 35,416
Non-Earning Receivables (also included
  in Gross Finance Receivables) .......................             4,548                 1,895                   313
Other Receivables .....................................             4,390                 3,748                 3,565
Other Assets (excluding
miscellaneous) ........................................             1,884                 3,481                   590

Allowance for credit
  losses:
Balance, January 1 ....................................             2,351                 2,579                 2,351
Provision for credit
  losses ..............................................             5,878                 1,038                 5,080
Receivables charged off ...............................            (5,711)               (1,120)               (5,708)
Recoveries ............................................                61                   330                    15
                                                                       --                   ---                    --
Ending Balance ........................................          $  2,579              $  2,827              $  1,738
                                                                 ========              ========              ========

Allowance for Credit Losses
 as a percent of:
Gross Finance Receivables .............................               6.9%                 10.0%                  4.9%
Non-Earning Receivables ...............................              56.7%                149.2%                555.3%
Non-Earning Receivables, Other
  Receivables and Other Assets ........................              28.3%                 31.0%                 39.0%

                                                              As of (or for               As of (or for the Nine
                                                             the Year Ended)            Months Ended) September 30,
                                                            December 31, 1996             1997                1996
                                                            -----------------           --------           ---------
                                                                                      (Unaudited)      (Unaudited)
                                                                             (Dollars in thousands)

As a percent of the sum of Gross
  Finance Receivables, Other
  Receivables and Other Assets:
Non-Earning
  Receivables ....................................               10.4%                  5.3%                 0.1%
Other Receivables ................................               10.0%                 10.5%                 9.0%
Other Assets .....................................                4.3%                  9.8%                 0.9%



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

         COMMISSIONS. Commission expense was $234 thousand (3.3% of total income) in the first nine months of 1997 as compared to $352 thousand (3.9% of total income) in the first nine months of 1996. For the quarter ended September 30, 1997, commission expense was $68 thousand (2.9% of total income) versus $126 thousand (4.3% of total income) for the same quarter in 1996. The reduction in commission expense is related, in part, to the decrease in earned discounts and, in part, to certain new business acquired from non-commissioned referral sources.

IMPACT OF INFLATION

         Management believes that inflation has not had a material effect on the Company's income, expenses or liquidity during the past three years.

         Changes in interest rate levels do not generally affect the income earned by the Company in the form of discounts charged. Rising interest rates would, however, increase the Company's cost of borrowed funds based on its current borrowing arrangements which are prime or LIBOR adjusted credit facilities.

CHANGES IN FINANCIAL CONDITION

         The Company's total assets decreased 18.9% to $37.3 million at September 30, 1997 from $45.9 million at December 31, 1996. The decrease is primarily the result of a decrease in net finance receivables. The Company's assets have increased 24.7% from June 30, 1997 to September 30, 1997. The increase is primarily due to the increase in net finance receivables.

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

         At September 30, 1997 and December 31, 1996, the Company had working capital of $24.1 million and $24.9 million, respectively, and a ratio of current assets to current liabilities of 3.7 to 1 and 2.36 to 1, respectively.






                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                           PART II - OTHER INFORMATION



ITEM 1. -LEGAL PROCEEDINGS

         For  details   regarding  legal   proceedings,   see  Note  6,  Certain
Contingencies, to the unaudited financial statements contained in this Form 10-QSB.

ITEM 6(a). - EXHIBITS

         EXHIBIT 10.1 MATERIAL CONTRACTS

         Factoring Agreement with Republic Business Credit

         EXHIBIT 10.9.  EMPLOYMENT CONTRACTS

         Hotsenpiller, Employment Agreement

         EXHIBIT 27.  FINANCIAL DATA SCHEDULE

ITEM 6(b). - REPORTS ON FORM 8-K

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALLSTATE FINANCIAL CORPORATION


                         By:    /s/ Lawrence M. Winkler
                                -----------------------
                                    Lawrence M. Winkler



Date:     November 14, 1997                    /s/ Lawrence M. Winkler
                                               -----------------------
                                                   Lawrence M. Winkler
                                                   Secretary/Treasurer
                                                   Chief Financial Officer