Form 10KSB
period 1997-12-31
ALLSTATE FINANCIAL CORP /VA/
filed 1998-04-01
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1997
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     Revenues for year ended December 31, 1997, were $10,005,843.

     The aggregate market value of the common stock held by non affiliates as of March 20, 1998 was $5,169,746 computed by reference to the closing market price at which the stock was traded on March 20, 1998.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 2,319,451 (March 20,
1998)

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      NONE.

                                     PART I

   This Form 10-KSB may contain certain "forward-looking statements" relating to the Company (defined in Item 1(a) Business - Consolidation below) which represent the Company's current expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, seasonality, and variability of quarterly results, ability of the Company to continue its growth strategy, competition, and regulatory restrictions relating to potential new activities, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward looking statements.


--------------------------------------------------------------------------------

Item 1. Business


(a) Consolidation

      This Form 10-KSB filing includes Allstate Financial Corporation, Allstate Factors (a division of Allstate Financial Corporation) and its wholly owned subsidiaries. Other than Lifetime Options, Inc., a Viatical Settlement Company, which curtailed purchasing policies in 1997, none of the Company's subsidiaries is currently engaged in any business which could have a material effect on the Company's and its subsidiaries' consolidated operations or financial position. Accordingly, unless the context requires or otherwise permits, references in this Form 10-KSB to "Company" or "Allstate" shall be references only to Allstate Financial Corporation.


(b) Nature of Business

      The Company is a specialized commercial finance company principally engaged in providing small- to medium-sized, high risk growth and turnaround companies, including debtors-in-possession, with capital through the discounted purchase of their accounts receivable. The Company also makes advances to its clients collateralized by inventory, equipment, real estate and other assets (collectively, "Collateralized Advances"). On occasion, the Company will also provide other specialized financing structures which satisfy the unique requirements of the Company's clients. In addition, the Company provides financial assistance to clients in the form of guaranties, letters of credit, credit information, receivables monitoring, collection service and customer status information. The Company was incorporated on July 22, 1982 under the laws of the Commonwealth of Virginia.

      In May 1997 the Company established a new division, Allstate Factors. The Allstate Factors division is engaged in traditional "non-recourse" factoring of accounts receivable in which the factor typically assumes the risk that an account debtor may become insolvent. The Company expects that Allstate Factors' clients typically will have lower risks of default and will generate higher volumes of accounts receivable than the Company's traditional clients, and, therefore, will broaden the Company's sources of revenue and diversify significantly the risk profile of the Company's portfolio.

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

      In addition to providing clients with capital, the Company believes its services enable its clients to realize improved terms on, and broader access to, the purchase of goods and services. The Company also believes its services benefit its clients by reducing certain of their accounts receivable, credit, collection and bookkeeping responsibilities. The Company believes that it can generally achieve shorter average collection times than clients themselves and that the Company's contacts with a client's customers can identify problems the client would not have discovered and addressed until a later time. Through its services, the Company can help clients to be more responsive to their customers and to manage their businesses more efficiently. In addition, clients can devote less manpower and resources to monitoring and collecting the accounts receivable purchased by the Company, thus allowing them to redirect their efforts toward the management, growth and profitability of their businesses.


  Lifetime Options, Inc., a Viatical Settlement Company

      During 1997, Lifetime Options, Inc. a Viatical Settlement Company ("Lifetime Options"), which provided financial assistance to individuals facing life threatening illness by purchasing their life insurance policies at a discount from face value, curtailed purchasing policies.

      See Management's Discussion and Analysis of Financial Condition and Results of Operations - General.

  Selected Financial Data

      The following table sets forth selected financial data for the Company and its subsidiaries as of, and for each of the last five years ended:

                                                                    December 31,
                                               -------------------------------------------------------------
                                                 1997           1996         1995           1994        1993
                                               --------        -------     --------        -------     -----
                                                            (In Thousands, Except Per Share Data)

Total Revenue                                  $10,006        $12,405      $12,997        $12,030     $10,850

Net Income (Loss)                                1,034         (1,041)         481            148         457

Net Income (Loss)
   per Share (basic) 1                             .45          ( .45)         .16            .05         .15

Net Income (Loss)
   per Share (dilutive) 2                          .44          ( .45)         .16            .05         .15

Finance Receivables, net                        33,847         35,407       32,671         27,503      24,674

Total Assets                                    46,919         45,979       44,881         41,851      36,583

Shareholders' Equity 3                          23,564         22,527       25,730         28,121      27,974



     1 Calculated based on basic weighted average shares outstanding of 2,318,092 in 1997, 2,328,308 in 1996, 2,966,330 in 1995, 3,102,328 in 1994, and
3,116,460 in 1993.

     2 Calculated based on dilutive weighted average shares outstanding of 2,324,624 in 1997, 2,328,308 in 1996, 2,966,337 in 1995, 3,104,728 in 1994 and
3,117,660 in 1993.

     3 Shareholder's equity at December 31, 1995 was reduced by treasury stock valued at $2,871,901 acquired by the Company in September 1995. Shareholder's equity at December 31, 1996 was reduced by additional treasury stock valued at approximately $2,100,000 acquired by the Company in January 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.



(c) The Company's Clients

     The Company's clients are small- to medium-sized, high risk growth and turnaround companies with annual revenues typically between $600,000 and $100,000,000. The Company's clients do not typically qualify for traditional bank or asset-based financing because they are either too new, too small, undercapitalized (over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank or traditional asset-based lender. Accordingly, there is a significant risk of default and client failure inherent in the Company's business.

     The following table indicates the composition of the Company's Gross Finance Receivables (as defined below under "(d) The Company's Services") by type of client business as of December 31, 1997 and 1996.

                                                   Gross Finance                    Gross Finance
              Business of Client                    Receivables       Percent       Receivables        Percent
              ------------------                   -------------      -------      --------------     ---------
                                                   (In thousands)                   (In thousands)

Importer and Distributor of:
   Computer components and software 1                  $11,564          26.7%          $ 9,457            22.0%
   Plastic bags                                          4,745          11.0                --             --
   Tapes                                                 2,094           4.8                --             --
   Carpets                                               1,446           3.3                --             --
   Food industry (ice cream sandwiches)                    587           1.3                --             --
   Motor engineers                                         394           0.9                --             --
   Jewelry boxes                                           433           1.0               639             1.5
Importer, manufacturer and distri-
   butor of apparel wear, accessories
   and other durable goods                               6,318          14.6             7,461            17.4
Provider of publishing, direct mail
   and advertising                                       4,880          11.3             3,822             8.9
Life insurance contracts                                 3,456           8.0             5,368            12.5
Contractors for construction and
   construction supply                                   3,200           7.4             3,623             8.4
Provider of trucking and air freight                     1,040           2.4             3,098             7.2
Provider of uniform sales & rentals                      1,036           2.4             3,676             8.6
Legal claims receivable                                    732           1.7             1,324             3.1
Recreational and health club
   facilities                                              400           0.9              3,658            8.5
Provider of engineer and health temps                      380           0.9                233            0.5
Other                                                      606           1.4                605            1.4
                                                           ---           ---                ---            ---
         Total                                         $43,311           100%           $42,964            100%
                                                       =======           ===            =======            ===

     1 Does not reflect participation of others of $2,208,957 and $1,000,000 at December 31, 1997 and December 31, 1996, respectively.




     The table above reflects the composition of the Company's Gross Finance Receivables by client industry at the dates indicated. Because the Company's major clients tend to change significantly over time (as more fully described below), this table is not likely to reflect the composition of the Company's Gross Finance Receivables by client industry at other future points in time.

     From time to time, a single client or single industry may account for a significant portion of the Company's Gross Finance Receivables. As of December 31, 1997 two clients (MGV International, Inc. ("MGV") and United Plastics International, Inc. ("UPI")) each accounted for more than 10% of the Company's Gross Finance Receivables. Computer components and software accounted for 26.6% of Gross Finance Receivables at December 31, 1997 and 22.0% of Gross Finance Receivables at December 31, 1996. One company (MGV) accounted for more than 10% of the Company's total income in 1997. In order to reduce concentration, the Company has arranged for a participant in the MGV facility. At December 31, 1997, the participation was $2,209,000 versus

$1,000,000 at December 31, 1996. Although the Company carefully monitors client and industry concentration, there can be no assurance that the risks associated with client or industry concentration could not have a material adverse effect on the Company.

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

  Gross Finance Receivables

     The Company's principal funding activities consist of purchasing accounts receivable ("Factored Accounts Receivable") and the making of Collateralized Advances and Overadvances Secured by General Liens (as defined below). "Gross Finance Receivables" consist of Factored Accounts Receivable, Collateralized Advances, Overadvances Secured by General Liens, Life Insurance Contracts and Non-Earning Receivables. See (f) Asset Quality.

  Factored Accounts Receivable

     The Company's primary funding activity is the discounted purchase of a client's accounts receivable, typically at an initial advance to the client equal to 70% to 90% of the face amount of the accounts receivable purchased. The remaining 10% to 30% of the face amount of the accounts receivable purchased is initially allocated to: (i) earned but unpaid discount or (with respect to Allstate Factors) commission (recorded as income simultaneous with the purchase of the account receivable); (ii) unearned discount (recorded as income at periodic intervals after the purchase of the account receivable depending on the timing of payment); (iii) (with respect to Allstate Factors) interest on outstanding advances (recorded as income at the end of each month in which advances are outstanding) and (iv) credit balances of factoring clients.


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

  Overadvances Secured by General Liens

     The Company may advance funds to selected clients in excess of the amounts which would be available in accordance with the advance formulae set forth in the agreements between the Company and its client. Such advances are usually secured by equity (i.e., credit balances due the client and unearned discounts) in the client's existing portfolio of Factored Accounts Receivable, equity in other of the client's assets, and other forms of collateral, including property pledged by the client's principal(s) or accounts receivable generated through the use of the proceeds of such secured advances (such advances, collectively, "Overadvances Secured by General Liens"). Earned discounts on Overadvances Secured by General Liens are usually greater than on other types of advances and are usually required to be paid in cash no less frequently than monthly in arrears. The principal amount thereof is typically required to be repaid in full (either in installments or in a single, lump sum payment) in as little as one week or as long as six months in accordance with a written agreement between the Company and its client.

     Amounts outstanding for various categories of finance receivables at the end of the last five years are set forth in the table below.


                                                             December 31,
                                                    --------------------------------------------------------------
                                                       1997         1996         1995         1994          1993
                                                     -------      -------      --------      -------       -------
                                                                           (In thousands)
Factored Accounts Receivable                         $30,417       $22,390      $25,170      $22,242       $22,275
Collateralized Advances                                7,236         8,809       10,842        7,215         2,495
Overadvances Secured by
  General Liens                                        1,373         1,850        1,407          279         1,340
Life Insurance Contracts                               3,456         5,368        5,156        6,241         2,605
Non-Earning Receivables                                  829         4,547        1,589        3,587         3,411
                                                         ---         -----        -----        -----         -----

Gross Finance Receivables                             43,311        42,964       44,164       39,564        32,126

Less: Unearned Discount                               (5,275)      (4,278)       (4,847)      (4,724)       (3,044)
Less: Allowance for Credit Losses
   (including $275,000 allocated
   to life insurance contracts
   at December 31, 1997)                              (1,980)      (2,279)       (2,351)      (2,511)       (2,120)
Less: Participation                                   (2,209)      (1,000)         -            -             -
                                                      ------       ------
Finance Receivables, Net                             $33,847      $35,407       $36,966      $32,329       $26,962
                                                     =======      =======       =======      =======       =======

     As reflected in the table, Gross Finance Receivables include Non-Earning Receivables. Non-Earning Receivables are classified as such when the Company stops accruing earned discounts on Gross Finance Receivables (other than Non-Earning Receivables). Under certain circumstances, the Company may classify as "Other Receivables" (as defined below under "(f) Asset Quality") Gross Finance Receivables on which the Company has stopped accruing earned discounts. Non-Earning Receivables may be reclassified as "Other Assets" (as defined below under "(f) Asset Quality") on the Company's balance sheet if the Company repossesses (or is in the process of reposessing) the collateral securing such receivables. See (f) Asset Quality.


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

      The table below sets forth the Company's outstanding commitments under guaranties and letters of credit as of the end of each of the last five years.

                                                December 31,
                          -----------------------------------------------------
                           1997       1996       1995       1994       1993
                          -----       ----     ------       ----     -------
                                               (In thousands)
Commitments under
  guaranties and
  letters of credit        $220        $336      $727       $347      $1,794


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


(e) Management Information Systems

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

  Year 2000 Compliance

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 Compliance issue. The Company has identified all significant applications that will require modifications to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. In addition, the Company is in the process of communicating with others with whom it does significant business, namely its clients, to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

(f) Asset Quality

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

      As of December 31, 1997, the Company's Gross Finance Receivables included $30,417,522 of Factored Accounts Receivable on which approximately 3,400 entities were obligated. There is considerable variation from period to period in the composition of account debtors and the amount of their respective obligations to the Company.

      If the Company has not received payment on a Factored Account Receivable within 90 days after its acquisition or if at any time prior to 90 days the Company determines that it is unlikely to receive payment, the Company requires the client to repay the amount the Company has advanced on the receivable plus the amount of discount earned. If after 90 days follow up calls to account debtors lead the Company to believe that a Factored Account Receivable will be paid within a reasonable period of time, the Company may "repurchase" the receivable. In that event, the earned discount owed on the original purchase of the account receivable is collected from the client at the time of the repurchase and earned discounts thereafter accrue as if the account receivable were a new Factored Account Receivable.

      From time to time, a single account debtor or several account debtors may be obligated on a significant portion of the Company's Gross Factored Accounts Receivable. As of December 31, 1997, one account debtor accounted for more than 10% of the Company's gross Factored Accounts Receivables. Although the Company carefully monitors account debtor concentration and regularly evaluates the creditworthiness of account debtors, there can be no assurance that account debtor concentration could not have a material adverse effect on the Company.

  Collateralized Advances Portfolio

      As of December 31, 1997, the Company's Gross Finance Receivables included $7,236,040 of Collateralized Advances. Collateralized Advances secured by fixed assets (e.g., equipment or real estate) are scheduled to be repaid based typically on a 36 month amortization schedule (although the amortization schedule in certain circumstances may be significantly longer) with a final balloon payment due not more than one year after the making of the Collateralized Advance. If at the time the balloon payment is due the Company's funding relationship with the client is extended, the Company will usually continue the amortization with a new balloon payment due not more than one year after the renegotiated contract date. Collateralized Advances secured by current assets (e.g. inventory) are subject to a daily or weekly borrowing base formula and come due in a single, lump sum payment not more than one year after the making of the initial advance. If at the time such payment is due the Company's funding relationship with the client is extended, the Company will typically extend the maturity of the lump sum payment. See
(d) The Company's Services - Collateralized Advances and Management's
Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses.

  Overadvances Secured by General Liens

      As of December 31, 1997, the Company's Gross Finance Receivables included $1,372,526 of Overadvances Secured by General Liens. See (d) The Company's Services - Overadvances Secured by General Liens.

  Life Insurance Contracts

      As of December 31, 1997, the Company's Gross Finance Receivables included Life Insurance Contracts in the face amount of $3,455,858 as compared to $5,368,266 at December 31, 1996. The life insurance policies purchased by Lifetime Options are underwritten by highly rated insurance companies (and, in many cases, backed by state guaranty funds).

  Non-Earning Receivables

      As of December 31, 1997, the Company's Gross Finance Receivables included $828,850 of Non-Earning Receivables. See (g) Credit Loss Policy and
Experience.

  Other Receivables

      As of December 31, 1997, included on the Company's balance sheet were $2,988,927 of "Other Receivables" compared to $4,094,975 at December 31, 1996. Other Receivables consist primarily of amounts receivable by the Company where the source of payment is expected to be from legal proceedings or other collection efforts instituted against a client's customer, guarantors and/or other third parties. Other Receivables typically arise from the reclassification of Gross Finance Receivables. At the time of reclassification, Other Receivables are stated at a value estimated by management based on management's assessment of the likelihood of payment or success on the merits, the ability of the third party(ies) to pay and other discretionary factors. In addition, at the time of reclassification, the accrual of earnings is usually suspended or discontinued for financial statement purposes. Write-downs, if any, at the time of reclassification are charged against the allowance for credit losses. The costs of carrying and collecting Other Receivables are generally expensed in operations during the period in which they are incurred. Management's estimates of the value of Other Receivables are typically reviewed quarterly, and as adjustments become necessary, the effects of the change in estimates are charged against the allowance for credit losses. Other Receivables are subject to legal and other collection processes and contingencies over which the Company does not have exclusive control. Accordingly, the amounts which the Company ultimately receives in payment of Other Receivables could differ significantly from management's estimates. See (g) Credit Loss Policy and Experience below and
Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses.

  Other Assets

      As of December 31, 1997, included on the Company's balance sheet were $4,203,727 of other assets.

                                                         December 31,
                                              --------------------------------
                                                  1997               1996
                                              ----------           -----------
    Other Assets include:
      Commercial property held for sale
        and receivables secured by
        mortgages                              $3,941,160           $1,883,768
      Condominium not used in
         trade or business                        232,575              232,575
     Deferred loan costs                           29,992                 -
                                                   ------
                                               $4,203,727           $2,116,343
                                               ==========           ==========

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

    The amounts ultimately recovered by the Company from Other Assets could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the Company's control, adversarial actions taken by the client or other owner of the property foreclosed or changes in the Company's strategy for recovering its investment. See (g) Credit Loss Policy and Experience and Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses and Consolidated Statements of Cash Flow - Supplement Schedule of Noncash Activities.

(g) Credit Loss Policy and Experience

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

(iv) takes, whenever available, blanket liens on all of its clients' other assets and, when making Collateralized Advances, it employs what management believes to be conservative loan-to-value ratios based on auction or liquidation value appraisals performed by independent appraisers; (v) almost always requires personal guaranties (either unlimited guaranties or guaranties limited to the validity and collectibility of Factored Accounts Receivable) from its clients' principals; and (vi) actively monitors its portfolio of Factored Accounts Receivable, including the creditworthiness of account debtors and periodically evaluates the value of other collateral securing Collateralized Advances.

    Collateralized Advances entail different, and possibly greater, risks to the Company than the factoring of accounts receivable. Risks associated with the making of Collateralized Advances (but not the factoring of accounts receivable) include, among others, that (i) certain types of collateral securing Collateralized Advances may diminish in value (possibly precipitously) over time (sometimes short periods of time), (ii) repossessing, safeguarding and liquidating collateral securing Collateralized Advances may require the Company to incur significant fees and expenses some or all of which may not be recoverable, (iii) clients may dispose of (or conceal) the collateral securing Collateralized Advances and (iv) clients or natural disasters may destroy the collateral securing Collateralized Advances. The Company attempts to manage these risks, respectively, by (i) engaging independent appraisers to review periodically the value of collateral securing Collateralized Advances at intervals established by management based on the characteristics of the underlying collateral, (ii) employing conservative loan-to-value ratios which management believes should generally enable the Company to recover from liquidation proceeds most of the fees and expenses incurred in connection with repossessing, safeguarding and liquidating collateral, (iii) using its internal field examiners to inspect collateral periodically and, when appropriate, engaging independent collateral monitoring firms to implement appropriate collateral control systems including bonding certain of the client's employees and (iv) requiring clients to maintain appropriate amounts and types of insurance issued by insurers acceptable to the Company naming the Company as the party to whom loss is paid. Although management believes that the Company has (or third parties acting on behalf of the Company have) the requisite skill to evaluate, monitor and manage the risks associated with the making of Collateralized Advances, there can be no assurance that the Company will in fact be successful in doing so.

    Notwithstanding the foregoing, clients (and account debtors) may fail and the collateral available to the Company (together with personal guaranties) may prove insufficient to protect the Company against loss. See Legal Proceedings and Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses.


(h) Competition

    The Company competes (at least in part) against banks, traditional asset-based lenders and small independent finance companies. The Company anticipates that competition will remain intense through all of 1998 and may continue to exert downward pressure on pricing, especially in the Company's core factoring business. In order to remain competitive, the Company is, where necessary and appropriate, offering lower rates than it has historically. The Company believes that its ability to respond quickly and to provide specialized, flexible and comprehensive financial arrangements to its clients enables it to compete effectively. Although the Company has historically been successful in replacing major clients, competition resulting in the loss of one or more major clients and an inability to replace those clients could have a material adverse effect on the Company.


(i) Expansion Strategy

    The Company's strategy for 1998 is to further penetrate its target market by: (i) developing additional, active referral sources while continuing to cultivate existing sources; (ii) identifying and marketing to new niche markets that are currently under-serviced by competitors where the Company can obtain higher yields on new business; (iii) expanding its marketing efforts by establishing a direct presence in certain geographic areas of the country which are under-serviced by either competitors or the Company; (iv) developing and expanding its Allstate Factors division; and (v) developing new products and programs to meet the changing needs of its targeted market. The Company also intends to attempt to retain existing clients as long as possible by offering new products and providing the best service possible at competitive prices.


(j) Employees

    The Company currently has 47 full-time employees, of whom 25 are employed in providing accounts receivable and credit services (including 3 certified public accountants), 9 are employed in marketing (including 2 in administrative support positions), 5 are in executive positions (including two CPA's and one attorney), 4 are in legal (including 2 attorneys) and 4 are in general office capacities. The Company believes that a substantial increase in the volume of its business would require only a relatively modest increase in personnel. None of the Company's employees are unionized and management considers its relations with employees to be excellent.


Item 2.  Properties

    The Company's offices occupy approximately 8,000 square feet of space in an office building in Arlington, Virginia. The Company's lease on this property expires in December 2001. The cost of renting this office space was $172,000 in 1997 compared to $191,000 in 1996. The Company believes that its present office facilities are adequate but may need to be expanded in the near term to accommodate the Company's continued growth. The Company has a right of first refusal to acquire an additional, contiguous 1,500 square feet at its present site when that space becomes available.

    Commencing November 1, 1997, the Company also occupied approximately 2,500 square feet of space in an office building in New York City. The lease on this property expires in October 2000. The cost of renting this space is $86,130 annually. The cost of renting this facility in 1997 was $14,355.

Item 3. Legal Proceedings

    See Notes to Consolidated Financial Statements - (L) Commitments and Contingencies.


Item 4. Submission of Matters To A Vote Of Security Holders

    The Company's annual meeting of shareholders was held on November 18, 1997.


    The shareholders voted as follows:

                                 Number of           Number of          Number
                                 Votes for           of Votes          of Votes
                                 Election            Withheld          Abstained
                                 ----------          ----------        ---------

    David Campbell               2,148,828                9,890            -0-
    Leon Fishman                 1,660,460              498,258            -0-
    Craig Fishman                1,660,460              498,258            -0-
    Alan Freeman                 1,660,460              498,258            -0-
    Eugene Haskin                1,660,260              498,458            -0-
    Edward McNally               2,148,828                9,890            -0-
    William Savage               2,148,628               10,090            -0-
    James Spector                1,660,460              498,258            -0-
    Lindsay Trittipoe            2,148,828                9,890            -0-
    Lawrence Vecker              2,148,828                9,890            -0-












                      [THIS SPACE INTENTIONALLY LEFT BLANK]

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

                                          Common Stock Bid Prices
                                      Fiscal year ended December 31,
                                      ------------------------------
                             1997              1996                1995
                         ------------     ---------------     --------------
                         High    Low      High       Low      High     Low

     First Quarter      6 3/8   5 1/2     6 7/8     5 1/2     7 3/16  5 9/16
     Second Quarter     6 1/8   5 5/8     6 1/2     5 1/2     8       6 1/4
     Third Quarter      6       5 1/8     5 13/16   5 1/2     7 1/2   5 1/2
     Fourth Quarter     7       4 7/8     7         5 1/2     6       5 6/16

     On March 10, 1998 there were approximately 45 stockholders of record based on information provided by the Company's transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders of the Company because a significant portion of the Company's stock is held in street name. Based on the best information made available to the Company by the transfer agent, there are approximately 555 holders of the Company's common stock.

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


Item 6.  Management's Discussion And Analysis of Financial
         Condition and Results of Operations


  General

     The Company's principal business is the discounted purchase of accounts receivable, usually on a full notification, full recourse basis (except for Allstate Factors which typically assumes the risk that an account debtor may become insolvent). In addition, the Company also makes Collateralized Advances. On occasion, the Company will also provide other specialized financing structures which satisfy the unique requirements of the Company's clients. The Company also provides its clients with letters of guaranty, arranges for the issuance of letters of credit for its clients and provides other related financial services.

     During the second quarter of 1997, the Company established a new division, Allstate Factors, which is engaged in traditional "non-recourse" factoring in which the factor typically assumes the risk that an account debtor may become insolvent. The Company minimizes the exposure associated with assuming such risk by refactoring the receivables purchased by Allstate Factors with a large commercial factor that assumes the insolvency risk.

     The Company's clients are small- to medium-sized businesses with annual revenues typically ranging between $600,000 and $100,000,000. The Company's clients do not typically qualify for traditional bank or asset-based financing because they are either too new, too small, undercapitalized (or over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank or traditional, asset-based lender. Accordingly, there is a significant risk of default and client failure inherent in the Company's business. For a description of ways in which the Company addresses these risks, see (g) Credit Loss Policy and Experience.

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

     Lifetime Options, Inc., a Viatical Settlement Company ("Lifetime Options"), a wholly-owned subsidiary of the Company, was engaged in the business of buying life insurance policies at a discount from individuals facing life threatening illnesses. During 1997, Lifetime Options curtailed purchasing policies. Lifetime Options may elect to collect policies as they mature or to sell some or all of its policies.

     Other than Lifetime Options, none of the Company's subsidiaries is currently engaged in business which could have a material effect on the Company.

  Results of Operations

     The following table sets forth certain items of revenue and expense for the period indicated and the percentage relationship of each item to total revenue.

                                                                  For the Years Ended December 31,
                                                  -----------------------------------------------------------------
                                                         1997                     1996                   1995
                                                  ------------------     -------------------   ---------------------
                                                  REVENUE    PERCENT      REVENUE    PERCENT      REVENUE   PERCENT
                                                  ---------  -------    ---------    -------    ----------  -------

REVENUE:
  Earned Discounts .........................   $  7,436,630    74.3%  $ 10,025,779     80.8%  $ 10,932,331    84.1%
  Fees and Other Income ....................      2,569,213    25.7      2,378,782     19.2      2,065,015    15.9
                                                  ---------    ----      ---------     ----      ---------    ----
      TOTAL REVENUE ........................     10,005,843   100.0     12,404,561    100.0     12,997,346   100.0
                                                 ----------   -----     ----------    -----     ----------   -----


EXPENSES:
  Compensation and Fringe Benefits  ........      3,087,085    30.9      3,318,609     26.8      3,198,497    24.6
  General and Administrative Expenses ......      2,165,396    21.7      2,804,643     22.6      2,758,285    21.2
  Interest Expense .........................      1,170,152    11.7      1,606,561     12.9        983,718     7.6
  Provision of Credit Losses 1..............      1,593,555    15.9      5,878,167     47.4      4,981,646    38.4
  Commissions ..............................        349,157     3.5        449,225      3.6        263,100     2.0
                                                    -------     ---        -------      ---        -------     ---
      TOTAL EXPENSES .......................      8,365,345    83.7     14,057,205    113.3     12,185,246    93.8
                                                  ---------    ----     ----------    -----     ----------    ----

INCOME BEFORE TAXES ........................      1,640,498    16.3     (1,652,644)   (13.3)       812,100     6.2

INCOME TAXES ...............................        606,985     6.0       (611,500)    (4.9)       331,000     2.5
                                                    -------     ---       --------     ----        -------     ---

NET INCOME .................................   $  1,033,513    10.3%  $ (1,041,144)    (8.4)% $    481,100     3.7%
                                               ============    ====   ============     ====   ============     ===

NET INCOME PER SHARE (BASIC) ...............   $        .45           $      (0.45)           $       0.16
                                               ============            ============           ============

WEIGHTED AVERAGE NUMBER OF
   SHARES (BASIC) ..........................      2,318,092               2,328,308              2,966,330
                                                  =========               =========              =========

NET INCOME PER SHARE (DILUTIVE) ............   $        .44           $      (0.45)           $       0.16
                                               ============            ============             ==========

WEIGHTED AVERAGE NUMBER OF
   SHARES (DILUTIVE) .......................      2,324,624               2,328,308              2,966,337
                                                  =========               =========              =========

       1 For a discussion of this item of expense, see Management's Discussion and Analysis of Financial Condition and Results of Operation Provision for Credit Losses.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   Total Revenue. Total revenue consists of (i) earned discounts and (ii) fees and other income. "Earned discounts" consist primarily of income from the purchase of accounts receivable and income from Collateralized Advances. "Fees and other income" consist primarily of closing or application fees, commitment or facility fees, interest, other related financing fees and supplemental discounts paid by clients who do not sell the minimum volume of accounts receivable required by their contracts with the Company (including those clients who prematurely terminate their agreements with the Company to move to a lower cost source of funding).

   The following table breaks down total revenue by type of transaction for the periods indicated and the percentage relationship of each type of transaction to total revenue.

                                                           For the Year Ended December 31,
                                            ----------------------------------------------------------------------------
                                                          1997                                        1996
                                            ------------------------------------       ---------------------------------
                                                                  % of Total                                  % of Total
                                                  Revenue            Revenue                  Revenue            Revenue


Discount on Factored
  Accounts Receivable                           $5,103,750             51.0%               $ 5,777,660             46.6%
Earnings on Collateralized
  Advances                                       1,032,262              10.3                 2,522,856              20.3
Earnings on Purchased Life
  Insurance Policies                               172,231               1.7                   499,249               4.0
Other Earnings                                   1,128,387              11.3                 1,226,014               9.9
    Total                                        7,436,630              74.3                10,025,779              80.8
Fees and Other Income                            2,569,213              25.7                 2,378,782              19.2
    Total Revenue                              $10,005,843            100.0%               $12,404,561            100.0%

    Total revenue decreased 19.3% in 1997 versus 1996, from $12.4 million to $10.0 million. Within total revenue, Earned discounts from Factored Accounts Receivable decreased 11.7% in 1997 as compared to 1996, from $5.8 million to $5.1 million. Average earned discounts from Factored Accounts Receivable in 1997 as a percentage of total Factored Accounts Receivable purchased in 1997 were 3.0%. The comparable average percentage in 1996 was 3.34%, a decrease of 10.18% in 1997. This reduction reflects the downward pressure on pricing from competition in the Company's core factoring business. In 1997 and 1996, earned discounts from Factored Accounts Receivable comprised 51.0% and 46.6%, respectively, of total revenue.

    The balance of the reduction in total revenue in 1997 was attributable to a lower volume of, and lower earnings from, Collateralized Advances. Earned discounts from Collateralized Advances decreased 59.1% in 1997 versus 1996, from $2.5 million to $1.0 million. While outstanding balance of Collateralized
Advances at December 31, 1997 ($7.2 million) decreased only [18.2%] from December 31, 1996 ($8.8 million), a significant portion of the Collateralized Advances outstanding at December 31, 1997 were made in the second half of 1997. Accordingly, the Company only accrued earned discounts on such advances during the second half of 1997. In contrast, the outstanding balance of Collateralized Advances at December 31, 1996 more nearly reflects the average outstanding balance of Collateralized Advances throughout 1996. Accordingly, throughout 1996, the company accrued earned discounts on a higher average outstanding balance of Collateralized Advances. The lower volume of Collateralized Advances in 1997 was due in large part to stricter underwriting standards established by the company during 1997.

    Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears. In 1997 and 1996, earned discounts from Collateralized Advances comprised 10.3% and 20.3%, respectively, of total revenue. See Provisions for Credit Losses below.

    Fees and other income increased 8.0% in 1997 as compared to 1996, from $2.4 million to $2.6 million, respectively. In 1997 and 1996 fees and other income comprised of 25.7% of total revenue and 19.2%, respectively.

    As of December 31, 1997 and 1996, Factored Accounts Receivable included on the Company's balance sheet were $30.4 million and $22.4 million, respectively, (70.2% and 52.1%, respectively) of Gross Finance Receivables. As of December 31, 1997 and 1996, Collateralized Advances included on the Company's balance sheet were $7.2 million and $8.8 million, respectively, (16.7% and 20.5%, respectively) of Gross Finance Receivables.

    COMPENSATION AND FRINGE BENEFITS. Compensation and fringe benefits were $3.1 million (30.9% of total revenue) and $3.3 million (26.8% of total revenue) in 1997 and 1996, respectively. Almost all of the 1997 decrease in compensation and fringe benefits (including executive compensation) is the result of expenses during 1996 associated with the severance of a key employee.

    GENERAL AND ADMINISTRATIVE EXPENSE. In 1997, general and administrative expense was $2.2 million (21.7% of total revenue) as compared to $2.8 million (22.6% of total revenue) in 1996. Overall general and administrative expenses were comparable in 1997 and 1996, with the exception of professional fees. In 1997, professional fees decreased to $548 thousand (5.5% of total revenue) as compared to $1.2 million (9.9% of total revenue) in 1996. Professional fees decreased, in part, due to the favorable resolution of certain legal proceedings instituted in prior years. Also contributing to the decrease in general and administrative expense was a decrease in insurance expense offset by an increase in depreciation. Insurance decreased $119 thousand due to the decision by the Company's Board of Directors not to renew its directors' and officers' liability insurance policy. Depreciation increased by $114 thousand due to the implementation of a new computer system late in 1996 and the commencement of depreciation thereof.

    INTEREST EXPENSE. Interest expense was $1.17 million (11.7% of total revenue) versus $1.6 million (13.0% of total revenue) in 1997 and 1996, respectively. The decrease in interest expense is attributable to (i) a decrease in the average daily balance outstanding on the Company's revolving line of credit, (ii) a reduction in the rate of interest charged by the Company's primary lenders and (iii) the collection of approximately $5.7 million of non-performing receivables. The average daily outstanding balance on the Company's revolving line of credit was $4.7 million and $11.3 million for 1997 and 1996, respectively, and the average interest rate paid on the Company's revolving line of credit was 8.8% during 1997 as compared to 9.0% during 1996. Interest expense related to the Company's Convertible Subordinated Notes was $473 thousand (4.7% of total revenue) in 1997, compared to $465 thousand (3.8% of total revenue) in 1996.

    PROVISION FOR CREDIT LOSSES. The provision for credit losses decreased $4.3 million in 1997, from $5.9 million (47.6% of total revenue) in 1996 to $1.6 million (15.9% of total revenue) in 1997. As disclosed in the Company's Form 10-QSB for the period ended June 30, 1996, following certain events in the second quarter of 1996, management determined that it was necessary and appropriate to write off or write down nine non-performing assets totalling $4.2 million. Prior to the write-offs and write downs, these assets were included in Non-earning Receivables, Other Receivables and Other Assets on the Company's balance sheet. The provision for credit losses in the second quarter of 1996 reflected the amount deemed necessary by management to enable the Company to charge the allowance for credit losses for the foregoing write-offs and to leave a balance in the allowance for credit losses deemed sufficient to cover potential future write-offs.

    The following table provides a summary of the Company's Non-Earning Receivables, Other Receivables and Other Assets and information regarding the allowance for credit losses for the periods indicated.

                                                                          As of December 31,
                                              --------------------------------------------------------
                                                 1997       1996         1995        1994        1993
                                              --------    --------    --------     -------    --------
Non-Earning Receivables, Other Receivables
  and Other Assets Data:
--------------------------------------------
Non-Earning Receivables ....................   $   829     $ 4,548     $ 1,589     $ 3,608     $ 3,411
Other Receivables ..........................     3,748       4,390       2,756       3,389       2,344
Other Assets (excluding miscellaneous) 1 ...     3,941       1,884       1,793       2,112       3,200
                                                 =====       =====       =====       =====       =====

Allowance for Credit Losses:
--------------------------------------------
Balance, January 1 .........................   $ 2,579     $ 2,351     $ 2,511     $ 2,120     $ 1,223
Provision for credit
  losses ...................................     1,594       5,878       4,982       5,359       4,858
Receivables charged off ....................    (1,776)     (5,711)     (5,194)     (5,016)     (4,144)
Recoveries .................................       342          61          52          48         183
                                                   ---          --          --          --         ---
Balance, December 31 (including $275,000
   allocated to Life Insurance Contracts
   at December 31, 1997) ...................   $ 2,739     $ 2,579     $ 2,351     $ 2,511     $ 2,120
               === ====                        =======     =======     =======     =======     =======

Allowance for Credit Losses as a percent of:
--------------------------------------------
Gross Finance Receivables ..................      6.32%       6.00%       5.32%       6.34%       6.60%
Non-Earning Receivables ....................    330.40%       56.7%     148.00%      69.60%      62.15%
Non-Earning Receivables, Other
  Receivables and Other Assets .............     32.16%       23.8%      38.30%      27.57%      23.67%

As a percent of the sum of Gross
  Finance Receivables, Other
  Receivables and Other Assets:
--------------------------------------------
Non-Earning Receivables ....................      1.63%       9.24%       3.26%       8.01%       9.05%
Other Receivables ..........................      7.35%       8.92%       5.66%       7.52%       6.22%
Other Assets ...............................      7.73%       3.83%       3.68%       4.69%       8.49%

     1 See Financial Statements - Consolidated Statements of Cash Flows - Supplemental Schedule of Non-Cash Activities.

      Certain reclassifications were made to the prior year amounts to conform with the 1997 presentations. Of the balance in the allowance for credit losses, the amount allocated to non-earning receivables, other receivables and other assets was $1.055 million, $525 thousand, $1.459 million, $2.075 million and $2.0 million on December 31, 1997, 1996, 1995, 1994 and 1993, respectively. In addition, as of December 31, 1997 (as indicated in the table), $275,000 has been allocated to life insurance contracts owned by Lifetime Options.

      Although the Company maintains an allowance for credit losses in an amount deemed by management to be adequate to cover potential losses, no assurance can be given that the allowance will in fact be adequate or that an inadequacy, if any, in the allowance could not have a material adverse effect on the Company's earnings in future periods. Furthermore, although management believes that its periodic estimates of the value of Other Receivables and Other Assets are appropriate, no assurance can be given that the amounts which the Company ultimately collects with respect to Other Receivables and Other Assets will not differ significantly from management's estimates or that those differences, if any, could not have a material adverse effect on the Company's earnings in future periods. See (f) Asset Quality and (g) Credit Loss Policy and Experience.

      COMMISSIONS. Commission expense was $349 thousand (3.5% of total revenue) in 1997 as compared to $449 thousand (3.6% of total revenue) in 1996. The decrease was largely due to the decrease of $2.6 million in earned discounts in 1997 from 1996. Additionally more business was generated by in-house salespersons as compared to outside brokers. These salespersons earn a smaller commission than outside brokers.

      LIQUIDITY AND CAPITAL RESOURCES. The Company's principal funding sources are the collection of purchased receivables, payments received on Collateralized Advances, retained cash flow and external borrowings.

      As of December 31, 1997 the Company had approximately $10.8 million available under a $25.0 million secured revolving line of credit. (See notes to Consolidated Financial Statements - Note F - Notes Payable).

      As of December 31, 1997 and December 31, 1996, the Company had outstanding approximately $4,974,000 and $4,978,000, respectively, in aggregate principal amount of Convertible Subordinated Notes issued in exchange for shares of the Company's common stock. The Convertible Subordinated Notes outstanding at December 31, 1997 and 1996 were issued in exchange for 785,475 shares of common stock. The Notes (i) mature on September 30, 2000; (ii) currently bear interest at the rate of 9.5% per annum which rate may fluctuate in accordance with the prime rate, but may not fall below 8% nor rise above 10% per annum; (iii) are convertible into common stock of the Company at the rate of $7.50 per share;
(iv) are subordinated to Senior Indebtedness (as defined) of the Company and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain change of control events, holders of the Notes have the right to have their Notes redeemed at par.

      At December 31, 1997, the Company had working capital of $23.9 million and a ratio of current assets to current liabilities of 2.31 to 1 as compared to December 31, 1996 working capital of $24.9 million and a ratio of current assets to current liabilities of 2.35 to 1. As of December 31, 1997, the Company had conditional commitments of $57.9 million to purchase accounts receivable and make Collateralized Advances, subject to the Company's underwriting criteria. Since many of those commitments may expire without being drawn upon, the figure of $57.9 million does not necessarily represent future cash requirements.

      The Company believes that internally generated funds and borrowings under its current credit facility will be sufficient to finance the Company's future funding requirements for the near term. If, however, an unexpectedly high portion of the Company's potential new business includes Collateralized Advances (especially Collateralized Advances secured by assets other than equipment), internally generated funds and borrowings under the Company's existing credit facility may not be sufficient to fund such new business. Under such circumstances the Company would attempt to negotiate the borrowing base in its existing credit facility to allow the Company to borrow greater amounts from its primary lender(s) and thereby support the growth in Collateralized Advances. If those negotiations were unsuccessful, there is no assurance that the Company could attract sufficient capital to enable the Company to pursue its strategy of making additional Collateralized Advances.


  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

      TOTAL REVENUE. Total revenue consists of (i) earned discounts and (ii) fees and other income. "Earned discounts" consist primarily of revenue from the purchase of accounts receivable and life insurance policies and income from Collateralized Advances. "Fees and other income" consist primarily of closing or application fees, commitment or facility fees, other related financing fees and supplemental discounts paid by clients who do not sell the minimum volume of accounts receivable required by their contracts with the Company (including as a result of "graduating" to a lower cost source of funding).

      The following  table breaks down total revenue by type of transaction  for
the  periods  indicated  and  the  percentage   relationship  of  each  type  of
transaction to total revenue.


                                                   For the Year Ended December 31,
                                   ----------------------------------------------------------
                                              1996                              1995
                                   --------------------------       -------------------------
                                                   % of Total                     % of Total
                                    Revenue          Revenue             Revenue    Revenue


Discount on Factored
    Accounts Receivable ..........   $ 5,777,660      46.6%          $ 6,155,374      47.4%
Earnings on Collateralized
    Advances .....................     2,522,856      20.3             2,930,731      22.5
Earnings on Purchased Life
    Insurance Policies ...........       499,249       4.0               947,731       7.3
Other Earnings ...................     1,226,014       9.9               898,495       6.9
   Total .........................    10,025,779      80.8            10,932,331      84.1
Fees and Other Income ............     2,378,782      19.2             2,065,015      15.9
   Total Revenue .................   $12,404,561     100.0%          $12,997,346     100.0%

    Total revenue decreased 4.6% in 1996 over 1995, from $13.0 million to $12.4 million. Earned discounts from Factored Accounts Receivable decreased 6.1% in 1996 as compared to 1995, from $6.2 million to $5.8 million. Earned discounts from Factored Accounts Receivable in 1996 as a percentage of total Factored Accounts Receivable purchased in 1996 were 3.39%. The comparable percentage in 1995 was 4.25%, a decrease of 20.2% from 1995 to 1996. This reduction reflects the downward pressure on pricing from competition in the Company's core factoring business. In 1996 and 1995, earned discounts from Factored Accounts Receivable comprised 46.6% and 47.4%, respectively, of total revenue.

    Earned discounts from Collateralized Advances decreased 13.9% in 1996 over 1995, from $2.9 million to $2.5 million. In 1996 and 1995, earned discounts from Collateralized Advances comprised 20.3% and 22.5%, respectively, of total revenue. These percentages reflect management's decision to pursue the making of Collateralized Advances, in addition to the Company's core factoring business. Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears. See Provisions for Credit Losses below.

    Fees and other income increased 15.2% in 1996 as compared to 1995, from $2.1 million to $2.4 million, respectively. In 1996 and 1995 fees and other income comprised of 19.2% of total revenue and 15.9%, respectively.

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

    Compensation and Fringe Benefits. Compensation and fringe benefits were $3.3 million (26.8% of total revenue) and $3.2 million (24.6% of total revenue) in 1996 and 1995, respectively. The absolute dollar increase is chiefly the result of small increases in several categories of compensation. Executive compensation in 1996 was $1.1 million (8.9% of total revenue) versus $1.0 million (7.9% of total revenue) in 1995. Almost all of the 1996 increase in compensation and fringe benefits (including executive compensation) is the result of expenses associated with the severance of a key employee and costs associated with replacing that employee, including hiring a former Company executive on an interim basis to help identify and train the severed employee's replacement.

    General and Administrative Expense. In 1996, general and administrative expense was $2.8 million (22.6% of total revenue) as compared to $2.8 million (21.2% of total revenue) in 1995. Overall general and administrative expenses were flat between 1996 and 1995, however, an increase in professional fees was offset by decreases in licenses and taxes and duplicating expense. In 1996 professional fees rose to $1.2 million (9.9% of total revenue) as compared to $1.1 million (8.3% of total revenue) in 1995. Professional fees increased, in part, due to on-going litigation and, in part, to the final resolution of certain legal proceedings instituted in prior years. Also contributing to the increase in general and administrative expense was an increase in directors' fees attributable to an increase in the size of the Board and an increase in the number of scheduled meetings of the Board.

    Interest Expense. Interest expense was $1.6 million (13.0% of total revenue) versus $984 thousand (7.6% of total revenue) in 1996 and 1995, respectively. The increase in interest expense is attributable to (i) an increase in the average daily balance outstanding on the Company's revolving line of credit and (ii) interest expense related to the Company's Convertible, Subordinated Notes issued in September 1995 and January 1996. The average daily outstanding balance on the Company's revolving line of credit was $11.3 million and $8.5 million for 1996 and 1995, respectively and the average interest rate paid on the Company's revolving line of credit was 9.0% during 1996 as compared to 9.7% during 1995. Interest expense related to the Company's Convertible Subordinated Notes was $465 thousand (3.8% of total revenue) in 1996, compared to $87 thousand (0.7% of total revenue) in 1995. The increase in 1996 is attributable to the length of time and dollar amount outstanding of the Convertible Subordinated Notes.

    Provision for Credit Losses. The provision for credit losses increased in 1996 from $5.0 million (38.3% of total revenue) in 1995 to $5.9 million (47.4% of total revenue) in 1996. As disclosed in the Company's Form 10-QSB for the period ended June 30, 1996, following certain events in the second quarter of 1996, management determined that it was necessary and appropriate to write off or write down nine non-performing assets totaling $4.2 million. Prior to the write-offs and write downs, these assets were included in Non-earning Receivables, Other Receivables and Other Assets on the Company's balance sheet. The provision for credit losses in the second quarter of 1996 reflected the amount deemed necessary by management to enable the Company to charge the allowance for credit losses for the foregoing write-offs and to leave a balance in the allowance for credit losses deemed sufficient to cover potential future write-offs.

    The table on Page 21 provides a summary of the Company's Non-Earning Receivables, Other Receivables and Other Assets and information regarding the allowance for credit losses for the periods indicated.

The increase in Non-Earning Receivables and Other Receivables at December 31, 1996 was attributable to two clients put on non-accrual status in late November 1996.

      Although the Company maintains an allowance for credit losses in an amount deemed by management to be adequate to cover potential losses, no assurance can be given that the allowance will in fact be adequate or that an inadequacy, if any, in the allowance could not have a material adverse effect on the Company's earnings in future periods. Furthermore, although management believes that its periodic estimates of the value of Other Receivables and Other Assets are appropriate, no assurance can be given that the amounts which the Company ultimately collects with respect to Other Receivables and Other Assets will not differ significantly from management's estimates or that those differences, if any, could not have a material adverse effect on the Company's earnings in future periods. See (f) Asset Quality and (g) Credit Loss Policy and Experience.

      Commissions. Commission expense was $449 thousand (3.6% of total revenue) in 1996 as compared to $263 thousand (2.0% of total revenue) in 1995. The increase was the result of a larger portion of Gross Finance Receivables acquired in 1996 being generated by commissioned brokers and other professionals to whom the Company paid referral fees.

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

      Changes in interest rate levels do not generally affect the income earned by the Company in the form of discounts charged. Rising interest rates would, however, increase the Company's cost of funds based on its current borrowing arrangements which are base rate or LIBOR adjusted credit facilities.


ITEM 7.  FINANCIAL STATEMENTS (PAGES 34-56)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


      None.













                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                    Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about April 13, 1998. The information required by this item is set forth under the caption "Election of Directors", under the caption "Executive Officers" and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 10.  EXECUTIVE COMPENSATION

      The information required by this item is set forth under the caption "Executive Compensation" in the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The  information  required  by this  item is set forth  under the  caption
"Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This information required by this item is set forth under the caption "Certain Transactions" in the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:                                   Page Number

     The following Financial statements are submitted in Item 7.

     Independent Auditors' Report on Consolidated Financial
     Statements and Schedules                                        30

     Consolidated Balance Sheets as of December 31, 1997
     and 1996                                                     31-32

     Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996, and 1995                               33

     Consolidated Statements of Shareholders' Equity for
     the years ended December 31, 1997, 1996 and 1995                34

     Consolidated Statements of Cash Flows for the years
     ended December 31, 1997, 1996 and 1995                       35-36

     Notes to Consolidated Financial Statements for the
     year ended December 31, 1997                                 37-60

        2. Financial Statement Schedules

        The following financial statement schedule is filed as part of this report:

        Schedule IV Indebtedness of and to Related Parties - Not
        Current for the years ended December 31, 1997, 1996 and 1995  61

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

              Documents incorporated by reference - See the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1995.

EXHIBIT 10.  MATERIAL CONTRACTS

             Documents incorporated by reference - See Registration Statement on
              Form S-1 33-46748

              Documents incorporated by reference - See the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1995

              Amended and Restated Revolving Credit and Security Agreement dated as of May 28, 1997 by and among IBJ Schroder Bank & Trust Company (as Agent and Lender), National Bank of Canada (as lender) and Allstate Financial Corporation.

              First Amendment to Amended and Restated Revolving Credit and Security Agreement dated as of June 20, 1997.

              Agreement of Lease dated as of September 20, 1997 between Midtown Realty Company, LLC and Allstate Financial Corporation.

Exhibit 10.9 Employment Contracts

              Employment and Compensation Agreement with Francis B. Madden incorporated by reference to the Company's filing on Form 10-QSB for the Quarter Ended June 30, 1997.

              Employment and Compensation Agreement with Wade Hotsenpiller incorporated by reference to the Company's filing on form 10-QSB for the Quarter Ended September 30, 1997.


Exhibit 21.  Subsidiaries of the Company

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Allstate Financial Corporation
Arlington, Virginia


      We have audited the accompanying consolidated balance sheets of Allstate Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 13(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Financial Corporation and subsidiaries as of December 31, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Deloitte & Touche, LLP



Washington, D.C.
February 20, 1998

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     ---------------------------
                                                        1997             1996
                                                     -----------     -----------
                                     ASSETS

CURRENT ASSETS:
  Cash .........................................     $ 4,200,050     $ 1,624,899
  Finance Receivables - Net ....................      33,847,276      35,407,327
  Receivables - Other - Net ....................       2,988,927       4,094,975

  Prepaid expenses .............................         127,741         154,434

  Income tax receivable ........................            --         1,150,289

  Deferred income taxes ........................       1,056,686         893,000
                                                       ---------         -------
         TOTAL CURRENT ASSETS ..................      42,220,680      43,324,924

FURNITURE, FIXTURES AND EQUIPMENT, Net .........         494,240         538,164

OTHER ASSETS ...................................       4,203,727       2,116,343
                                                       ---------       ---------
         TOTAL ASSETS ..........................     $46,918,647     $45,979,431
                                                     ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ........     $   420,356     $   446,360
  Notes payable ................................      14,373,724      14,954,582
  Income Tax Payable ...........................         240,226            --
  Credit balances of factoring clients .........       3,285,974       3,004,873
                                                       ---------       ---------
         TOTAL CURRENT LIABILITIES .............      18,320,280      18,405,815


NONCURRENT PORTION OF NOTES PAYABLE:
  Convertible Subordinated Notes and Other
       Non-Current Notes .......................       5,034,327       5,047,079
                                                       ---------       ---------
         TOTAL LIABILITIES .....................      23,354,607      23,452,894
                                                      ----------      ----------

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


COMMITMENTS AND CONTINGENCIES (See Note L.)

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000 shares with
    no par value; no shares issued or outstanding      -                   -

  Common  stock,  authorized  10,000,000
    shares  with no par  value;  3,102,328
    issued; 2,318,451 outstanding at
    December 31, 1997 and 2,317,919 outstanding
    at December 31, 1996, exclusive of
    shares held in treasury ..............            40,000             40,000

Additional paid-in-capital ...............        18,852,312         18,852,312

Treasury Stock 783,877 shares at
  December 31,1997 and 784,409 at
  December 31, 1996 ......................        (5,030,594)        (5,034,584)

Retained Earnings ........................         9,702,322          8,668,809
                                                   ---------          ---------
       TOTAL SHAREHOLDERS' EQUITY ........        23,564,040         22,526,537
                                                  ----------         ----------
                                                $ 46,918,647       $ 45,979,431
                                                ============       ============























                 See Notes to Consolidated Financial Statements

                                             ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Years Ended December 31,
                                                -------------------------------------------
                                                     1997         1996            1995
                                                  ----------   ------------    ------------

REVENUE:
    Earned discounts ........................   $  7,436,630   $ 10,025,779    $ 10,932,331
    Fees and other revenue ..................      2,569,213      2,378,782       2,065,015
                                                   ---------      ---------       ---------
             TOTAL REVENUE ..................     10,005,843     12,404,561      12,997,346
                                                  ----------     ----------      ----------
EXPENSES:
    Compensation and fringe benefits ........      3,087,085      3,318,609       3,198,497
    General and administrative ..............      2,165,396      2,804,643       2,758,285
    Interest expense ........................      1,170,152      1,606,561         983,718
    Provision for credit losses .............      1,593,555      5,878,167       4,981,646
    Commissions .............................        349,157        449,225         263,100
                                                     -------        -------         -------
             TOTAL EXPENSES .................      8,365,345     14,057,205      12,185,246
                                                   ---------     ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES ...........      1,640,498     (1,652,644)        812,100

INCOME TAXES (BENEFITS) .....................        606,985       (611,500)        331,000
                                                     -------       --------         -------

NET INCOME (LOSS) ...........................   $  1,033,513   $ (1,041,144)   $    481,100
                                                ============   ============    ============

NET INCOME (LOSS) PER COMMON SHARE
    DILUTED .................................   $        .44   $       (.45)   $       0.16
                                                ============   ============    ============
    BASIC ...................................   $        .45   $       (.45)   $       0.16
                                                ============   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    DILUTED .................................      2,324,624      2,328,808       2,966,337
                                                   =========      =========       =========
    BASIC ...................................      2,318,092      2,328,308       2,966,330
                                                   =========      =========       =========
















                 See Notes to Consolidated Financial Statements


                                             ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                      Additional
                                   Common              Paid in                Treasury               Retained
                                   Stock               Capital                 Stock                 Earnings               Total
                                 -----------        ----------------        -------------         --------------
Balance - January 1,
1995                                $40,000            $18,852,312                                    $9,228,853         28,121,165
    Exchange of
    Convertible
    Subordinated Notes
    for 447,200 shares
    of common stock                                                            (2,871,901)                               (2,871,901)
    Net Income                         -                      -                      -                   481,100            481,100
                                  ----------          ------------            ------------            -----------       ------------
Balance - December 31,
1995                                $40,000            $18,852,312            $(2,871,901)            $9,709,953        $25,730,364
    Exchange of
    Convertible
    Subordinated Notes
    for 338,275 shares
    of common stock                       -                      -             (2,170,683)                     -         (2,170,683)
    Conversion of
    Convertible
    Subordinated Notes
    to 1,066 shares of
    common stock                          -                      -                   8,000                     -              8,000
    Net (Loss)                            -                      -                      -               (1,041,144)      (1,041,144)
                                  ----------          ------------            ------------            -----------       ------------
Balance - December 31,
1996                                $40,000            $18,852,312            $(5,034,584)            $8,668,809        $22,526,537
    Conversion of
    Convertible
    Subordinated Notes
    to 532 shares of
    common stock                          -                      -                   3,990                     -              3,990
    Net Income                            -                      -                      -                 1,033,513       1,033,513
                                  ----------          ------------            ------------            -----------       ------------
Balance - December 31,              $40,000            $18,852,312             $(5,030,594)            $9,702,322        $23,564,040
                   ===              =======            ===========             ===========             ==========        ===========
1997


                 See Notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years Ended December 31,
                                                                           ---------------------------------------------------------
                                                                                1997                  1996                  1995
                                                                           ------------         -------------         --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (Loss) .............................................          $ 1,033,513         $  (1,041,144)        $     481,100
   Adjustments to reconcile net income
      to cash provided by operating activities:
     Depreciation - net ..........................................              222,124               107,664               100,093
     Provision for credit losses .................................            1,593,555             5,878,167             4,981,646
    Changes in operating assets and liabilities:
      Decrease/(Increase) in other receivables ...................            1,106,048            (1,978,133)              463,457
      Decrease/(Increase) in prepaid expenses ....................               26,693                50,389                (6,732)
      Increase in Income Tax Payable .............................              240,226                  --                    --
      Decrease/(Increase) in other assets ........................           (2,087,384)              461,955               397,760
      (Decrease)/Increase in accounts payable
         and accrued expenses ....................................              (26,004)              153,758               (11,236)
      (Increase) in deferred income tax asset ....................             (163,686)                 --
      Decrease/(Increase) in income tax receivable ...............            1,150,289              (428,208)              (93,958)
                                                                              ---------              --------               -------

NET CASH PROVIDED BY OPERATING ACTIVITIES ........................            3,095,374             3,204,448             6,328,130
                                                                              ---------             ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of finance receivables,
      including repurchases and life insurance
      contracts ..................................................         (201,026,991)         (199,191,058)         (172,311,795)
   Collections of finance receivables,
      including repurchases and life insurance
      contracts ..................................................          200,993,487           195,019,127           162,572,708
   Increase/(Decrease) in credit balances
      of factoring clients .......................................              281,101               631,144               668,691
   Purchase of furniture, fixtures and equipment .................             (178,200)             (108,199)             (158,691)
                                                                               --------              --------              --------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES .................               69,397            (3,648,986)           (9,229,087)
                                                                                 ------            ----------            ----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit
      and other borrowings .......................................          100,490,490            58,584,464            72,153,625
   Principal payments on line of credit
      and other borrowings .......................................         (101,080,100)          (57,246,639)          (70,228,402)
   Treasury Stock Acquisition costs ..............................                  (10)              (22,683)              (33,901)
                                                                                    ---               -------               -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .................             (589,620)            1,315,142             1,891,322
                                                                               --------             ---------             ---------

NET INCREASE (DECREASE) IN CASH ..................................            2,575,151               870,604            (1,009,635)

CASH, Beginning of year ..........................................            1,624,899               754,295             1,763,930
                                                                              ---------               -------             ---------

CASH, End of year ................................................         $  4,200,050           $ 1,624,899         $     754,295
                                                                           ============           ===========         =============


                 See Notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)



                                                                                                Years Ended December 31,
                                                                             -------------------------------------------------------
                                                                                  1997                1996                  1995
                                                                               ---------           ----------            ---------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ................................................            $1,121,272            $1,605,196            $1,014,406
                                                                              ==========            ==========            ==========

    Taxes paid ...................................................            $  460,000            $   14,321            $  408,958
                                                                              ==========            ==========            ==========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

    Transfer of finance and other
       receivables to other assets ...............................            $2,401,026            $2,004,423            $  267,750
                                                                              ==========            ==========            ==========

    Issuance of Convertible Subordinated
       Notes in exchange for common stock ........................            $     --              $2,148,000            $2,838,000
                                                                              ==========            ==========            ==========

    Issuance of Common Stock in Exchange
       for Subordinated Notes ....................................            $    3,990            $    8,000            $     --
                                                                              ==========            ==========            ==========
























                 See Notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Allstate Financial Corporation and its subsidiaries (collectively, the "Company") conform to generally accepted accounting principles and the general practices within the financial services industry. Those policies that materially affect the determination of financial position, results of operations, and cash flows are summarized below. In preparing its financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates shown in the consolidated balance sheet and the statement of income. Actual results could differ significantly from those estimates. In the normal course of business, the Company encounters economic risks. Economic risk is comprised of interest rate risk, credit risk, and market risk. Interest rate risk is the risk that unfavorable discrepancies will occur between the rates of interest earned by the Company on its receivables portfolio at its own costs of borrowing funds in the market. Credit risk is the risk of default on the
Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of the Company's real estate owned.

     The determination of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 1997 and 1996, the allowance for loan losses is adequate based on the information currently available. A worsening or protracted economic decline could increase the likelihood of losses due to credit and market risks and could create the need for substantial additions to the allowance for loan losses.

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany transactions. No segment of its business, other than factoring and general financing is significant in relation to the Company's consolidated total assets and revenues.

RECLASSIFICATIONS

     Certain amounts related to 1996 have been reclassified to conform with the 1997 presentation.

Finance Receivables and Allowance for Credit Losses

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Finance Receivables consist of factored accounts receivable, Collateralized Advances (as defined below), overadvances secured by general liens, life insurance contracts and non-earning receivables. Factored accounts receivable are stated at the face amount outstanding, net of unearned discounts, an allowance for credit losses, and participations. Advances collateralized by inventory, equipment, real estate and other property (collectively, "Collateralized Advances") and overadvances secured by general liens are stated at the aggregate principal amount outstanding plus accrued earnings, net of an allowance for credit losses. Life insurance contracts are stated at the purchase price paid for the contracts plus accrued earnings, net of an allowance based on management's estimate of the present value of the discounted cash flow from the portfolio of life insurance contracts. Non-earning receivables are stated at the amount advanced by the Company plus earnings accrued to the time the accrual of earnings is suspended, net of an allowance for credit losses. If the Company determines that it is not likely to recover from any source the amount of its initial advance and the earned but unpaid discount, then the Company increases the allowance for credit losses or reduces the carrying value of the non-earning receivable to its estimated fair value and makes a charge to its allowance for credit losses in an amount equal to the difference between the Company's investment in the non-earning receivable and its estimated fair value.

     The allowance for credit losses is maintained at a level which, in management's judgment, is sufficient to absorb losses inherent in the finance receivable portfolio. The allowance for credit losses is based upon management's review and evaluation of the finance receivables portfolio. Factors considered in the establishment of the allowance for credit losses include management's evaluation of specific finance receivables, the adequacy of underlying collateral, historical loss experience, expectations of future economic conditions and their impact on particular industries and individual clients, and other discretionary factors. The allowance for credit losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are typically reviewed quarterly and as adjustments become necessary, the effects of the change in estimates are charged against the allowances for credit losses in the period in which they become known. Finance receivables may be reclassified on the Company's balance sheet as "other receivables" or "other assets" when, in management's opinion, such a reclassification most accurately reflects the character of the asset. This usually occurs within three to twelve months after the client stops factoring with the Company. At the time of any such reclassification, the Company usually suspends or discontinues the accrual of earnings for financial statement purposes. If at any time the Company determines it is not likely to recover a finance receivable in full, the receivable is appropriately written down against the allowance. Finance Receivables are fully charged off against the allowance when the Company has exhausted its

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

efforts against the client's customer, the client, guarantors, other third parties and any additional collateral retained by the Company.

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


PURCHASED LIFE INSURANCE CONTRACTS

     Lifetime Options, a wholly-owned subsidiary of the Company, provided financial assistance to individuals facing life-threatening illness by purchasing their life insurance policies at a discount from face value. Because most of the life insurance policies purchased by Lifetime Options are underwritten by highly rated insurance companies (and, in many cases, backed by state guaranty funds), the management of Lifetime Options believes that credit risk is not material. During 1997, Lifetime Options curtailed purchasing policies. This decision enabled management to better focus on the Company's core commercial finance business at a time when competition had reduced yields, and medical advances have created a certain degree of uncertainty, in Lifetime Options' business. In connection with curtailing its operations, Lifetime Options sold some of the life insurance policies in its portfolio.


OTHER RECEIVABLES

     Other receivables consist primarily of amounts due to the Company where the source of payment is expected to be from legal proceedings or other collection efforts instituted against a client's customer, guarantors and/or other third parties. Other receivables typically arise from the reclassification of finance receivables. At the time of reclassification, other receivables are stated at a value estimated by management based on management's assessment of the likelihood of payment or success on the merits, the ability of the third party to pay and other discretionary factors. Also, at the time of reclassification, the accrual of earnings is usually suspended or discontinued for financial statement purposes. Write-downs, if any, at the time of

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

reclassification are charged against the allowance for credit losses. Management's estimates of the fair value of other receivables are typically reviewed quarterly and as adjustments become necessary, the effects of the change in estimates are charged against the allowance for credit losses. The costs of carrying and collecting other receivables are generally expensed in operations during the period in which they are incurred. Other receivables are subject to legal and other collection processes and contingencies over which the Company does not have exclusive control. Accordingly, the amounts which the Company ultimately receives in payment of other receivables could differ significantly from management's estimates.


FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment are recorded at cost. Depreciation is computed using straight line and accelerated methods over the estimated useful lives of the related assets.


OTHER ASSETS

     At the date of acquisition, other assets are recorded at fair value less estimated selling costs. Also at the date of acquisition, the accrual of earnings is usually suspended or discontinued for financial statement purposes. Write-downs to fair value at the date of acquisition are charged against the allowance for credit losses. Subsequent to acquisition, the asset is adjusted to the lower of cost or fair value less estimated costs to sell and adjustments, if any, are charged against the allowance for credit losses. Operating expenses pertaining to other assets are expensed in operations in the period in which they are incurred. Gains or losses on the disposition of other assets are first reflected in the allowance for credit losses. Any gain which exceeds the amount, if any, previously written-off is reflected in current income.

     The amounts ultimately recovered by the Company from other assets could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the Company's control, adversarial actions taken by the client or other owners of the property foreclosed or changes in the Company's strategy for recovering its investment.


FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", which requires the disclosure of fair value

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

information about financial instruments when it is practicable to estimate that fair value and excessive costs would not be incurred, the following methods and assumptions were used in estimating the fair value of financial instruments:

     Cash and Cash Equivalents -- The carrying amounts for cash and cash equivalents approximates fair value.

     Finance Receivables, Commitments and Other Receivables -- The carrying amount of receivables approximate fair value because of the short maturity of these instruments.

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

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


EARNED DISCOUNTS ON COLLATERALIZED ADVANCES AND OVERADVANCES SECURED BY GENERAL LIENS

     Earned discounts on Collateralized Advances accrue typically on the average outstanding amount of the advance during each calendar month (or fraction thereof). Earned discounts on overadvances secured by general liens accrue typically on the outstanding amount of the overadvance during successive 15- day intervals. In both cases, accrued earnings are typically required to be paid in full no less frequently than monthly in arrears.


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

     Other income includes supplemental discounts (i.e., early termination fees), interest income and miscellaneous income.


INCOME TAXES

     The Company recognizes the amount of taxes payable or refundable in the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In addition, the Company will reduce any deferred tax assets by the amount of any tax benefit that more than likely will not be realized.


RECENTLY IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board Issued SFAS No. 128, "Earnings Per Share". See Note K.

     In September 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS No. 125 provides accounting and reporting standards for transfers and servicing

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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


NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, The FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 129 consolidates the existing guidance from several other pronouncements relating to an entities capital structure.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This pronouncement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for financial statements beginning after December 15, 1997.

     Additionally, in June of 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements beginning after December 15, 1997.

     The implementation of these statements will only impact the presentation of certain components of the Company's financial statements and related footnote disclosures.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

B. RECEIVABLES

     Finance receivables net consist of the following:

                                                            December 31,
                                                 -------------------------------
                                                      1997              1996
                                                 ------------      -------------

Factored accounts receivable ...............     $ 30,417,522      $ 22,390,229
Collateralized Advances ....................        7,236,040         8,808,455
Overadvances and accrued earnings
  collateralized by general liens ..........        1,372,526         1,849,778
Life Insurance Contracts ...................        3,455,868         5,368,266
Non-Earning Receivables ....................          828,850         4,547,893
                                                      -------         ---------

     Gross Finance Receivables .............       43,310,806        42,964,621
Less:  Participation .......................       (2,208,959)       (1,000,000)
Less:  Unearned discount ...................       (5,274,640)       (4,278,322)
Less: Allowance for Credit Losses -
     (including $275,000 allocated to
     Lifetime Options at December 31,
        1997 and $0 at December 31, 1996)...       (1,979,931)       (2,278,972)
                                                   ----------        ----------
     Finance receivables, net ..............     $ 33,847,276      $ 35,407,327
                                                 ============      ============


Factored accounts receivable usually become due within a maximum of 90 days. After this time, the Company either requires the client to repay the amount advanced on the receivable plus the earned discount under the full recourse provisions of its agreements or, depending on an analysis of collectibility, extends the payment terms of the receivable through a process referred to as "repurchasing" the receivable. If at any time the Company determines that it is unlikely to receive payment on a factored account receivable, the Company retains the right to require its clients to repay the amount the Company has advanced on the receivable plus the amount of discount earned.

      Collateralized Advances secured by fixed assets (e.g., equipment or real estate) are typically required to be repaid based on a 36 month amortization schedule (although the amortization schedule in certain circumstances may be significantly longer) with a final balloon payment due not more than one year after the making of the Collateralized Advance. If at the time the balloon payment is due the Company's funding relationship with the client is extended, the Company will typically renegotiate the balloon payment. Collateralized Advances secured by current assets (e.g. inventory) are subject to a daily or weekly borrowing base formula and come due in a single, lump sum payment not more than one year after the making of the initial such Collateralized

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Advance. If at the time such payment is due the Company's funding relationship with the client is extended, the Company will typically extend the maturity of the lump sum payment.

      Overadvances secured by general liens are required to be repaid in full (either in installments or in a single, lump sum payment) in as little as one week or as long as six months in accordance with a written agreement between the Company and its client.

Other receivables consist of the following:

                                                            December 31,
                                                    ---------------------------
                                                       1997              1996
                                                   -----------      -----------
Third party receivables in collection ........     $ 3,747,587      $ 4,389,580
Miscellaneous ................................             340            5,395
Less: Allowance for credit losses ............        (759,000)        (300,000)
                                                      --------         --------
                                                   $ 2,988,927      $ 4,094,975
                                                   ===========      ===========

All receivables are pledged as collateral under a revolving line of credit (See Footnote F).

    Changes in the allowance for credit losses were as follows:

    BALANCE, January 1, 1995                 $ 2,510,778

         Provision for credit losses           4,981,646
         Receivables charged off              (5,193,525)
         Recoveries                               52,069
                                                  ------

    BALANCE, December 31, 1995                 2,350,968

         Provision for credit losses           5,878,167
         Receivables charged off              (5,711,065)
         Recoveries                               60,902
                                                  ------

    BALANCE, December 31, 1996                 2,578,972

         Provision for credit losses           1,593,555
         Receivables charged off              (1,775,586)
         Recoveries                              341,990
                                                 -------

    BALANCE, December 31, 1997               $ 2,738,931
                                             ===========

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

    The allowance for credit losses is classified in the balance sheet as follows:

                                                      December 31,
                                          ----------------------------------
                                               1997                 1996
                                           ----------            -----------

         Gross Finance Receivables         $1,979,931             $2,278,972
         Other Receivable                     759,000                300,000
                                              -------                -------
                                           $2,738,931             $2,578,972
                                           ==========             ==========

     Impairment of loans having recorded value of $4,759,528 and $3,396,661 at December 31, 1997 and 1996 have been recognized in conformity with FASB statements No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. The average recorded investment in impaired loans during 1997, 1996, and 1995 was $4,078,095, $3,396,661, and $3,307,474,
respectively. The allowance for credit losses related to these loans was $1,055,294, $525,000, and $1,549,500 at December 31, 1997, 1996, and 1995,
respectively. The Company suspended the recording of income from these loans once deemed impaired.

C. FURNITURE, FIXTURES AND EQUIPMENT

      The Company's investment in property and equipment consists of the following:
                                                            December 31,
                                                  -----------------------------
                                                      1997               1996
                                                  ----------          ---------

       Furniture , fixtures and equipment         $1,145,785          $ 993,039
       Automobiles                                   156,810            149,141
       Less: Accumulated depreciation               (808,355)          (604,016)
                                                    --------           --------
                                                  $  494,240          $ 538,164
                                                  ==========          =========

     The furniture, fixtures and equipment are pledged as collateral under a revolving line of credit (see Note F). Also, the Company pledged an automobile as collateral under a capital lease.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

D. OTHER ASSETS

      Other assets consist of:
                                                             December 31,
                                                  -----------------------------
                                                      1997              1996
                                                  ----------        -----------
    Commercial property held for sale and
          receivables secured by mortgages        $3,941,160        $1,883,768
    Condominium, not used in trade or
          business                                   232,575           232,575
    Deferred loan costs                               29,992
                                                      ------        -----------
                                                  $4,203,727        $2,116,343
                                                  ==========        ==========

    Included in commercial property held for sale are certain properties for which the Company does not hold title. Rather, the Company holds mortgages on these assets in which the client or other obligor has no equity in the collateral at its current estimated fair value. Proceeds for repayment are expected to come only from the sale of the collateral, and either the client or other obligor has abandoned control of the asset or it is doubtful the client or other obligor will rebuild equity in the collateral or repay the receivable by other means in the foreseeable future. At December 31, 1997, one property was under contract for an aggregate selling price of $750,000.


E. CREDIT BALANCES OF FACTORING CLIENTS

      At December 31, 1997 and 1996, credit balances of factoring clients consist of: (i) a holdback reserve of $1,740,046 and $1,246,756, respectively, which is payable to clients upon the collection of factored accounts receivable,
(ii) a factors reserve of $428,067 in 1997 and -0- in 1996 (which represents amounts due to factoring clients subject to contractual limitation) and (iii) cash collateral of $1,117,861 and $1,758,117 respectively.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                F. NOTES PAYABLE

      Notes payable consist of:
                                                              December 31,
                                                      --------------------------
                                                         1997           1996
                                                      ----------     ----------
Notes  payable -  related  parties;
    interest  payable  at 1/4%  over  prime due
    December 31, 1999 and on demand;
    unsecured                                           $156,216      $164,969
Notes payable; interest payable
    at 1/4% over prime due December 31,
    1999 and on demand, unsecured                         21,827        21,827
Convertible  Subordinated  Notes
    due September 30, 2000 - interest at 1.25%
    over prime; unsecured; total authorized
    amount - $5,000,000                                4,974,000     4,978,000
Revolving line of credit - interest
    at .25% over the base rate or 2.25%
    over LIBOR; collateralized by finance
    receivables and personal
    property;  total line - $25,000,000               14,250,081    14,825,012
Capitalized Lease - Payable over 24 months;
    final payment due April, 1998,
    collateralized by automobile.                          5,927        11,853
                                                           -----        ------

                                                     $19,408,051   $20,001,661
                                                     ===========   ===========

At December 31, 1997, 1996 and 1995, the prime rate was 8.50%,  8.25% and 8.50%, respectively.

These notes payable are classified on the balance sheet as follows:

                                                           December 31,
                                               --------------------------------
                                                   1997                1996
                                               -----------         -----------

Current portion of notes payable               $14,373,724         $14,954,582
Noncurrent portion of notes payable -
    Convertible Subordinated Notes and
    Other Notes                                  5,034,327           5,047,079
                                                 ---------           ---------
                                               $19,408,051         $20,001,661
                                               ===========         ===========

    The majority of the notes payable to related parties arose from cash advances made to the Company prior to 1990 and are due to individuals related to the former principal owners of the Company. Interest expense on notes

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

payable to related parties for the years ended December 31, 1997, 1996 and 1995 was $15,187, $15,400, and $16,200, respectively.

    Aggregate annual principal payments on notes payable for the five years subsequent to December 31, 1997 are as follows:

              Twelve Months Ending December 31,
              ---------------------------------
                           1998                    $14,373,724
                           1999                         60,327
                           2000                      4,974,000
                           2001                          -
                           2002                          -
                                                   -----------
                                                   $19,408,051
                                                   ===========

      As of December 31, 1997 the Company had approximately $10.8 million available under a $25.0 million secured revolving line of credit. The revolving line of credit contains various sub facilities which limit its use. The entire facility is available for the purchase of accounts receivable; however, the Company may borrow only (i) $5.0 million secured by machinery and equipment,
(ii) $2.5 million secured by inventory, and (iii) issue up to $5.0 million of Letters of Credit. Borrowings under the credit facility bear interest at a spread over the bank's base rate or a spread over LIBOR, at the Company's election. The Company is subject to covenants which are typical in revolving credit facilities of this type. The current maturity date of this credit facility is May 27, 2000.

      Bank commitment fee expense for the years ended December 31, 1997, 1996 and 1995 was $27,828, $38,400, and $41,900, respectively.

      As of December 31, 1997 and December 31, 1996, the Company had outstanding approximately $4,974,000 and $4,978,000, respectively, in aggregate principal amount of Convertible Subordinated Notes issued in exchange for shares of the Company's common stock (currently held by the Company as treasury stock). The Convertible Subordinated Notes were issued in exchange for 785,475 shares of common stock. The Convertible Subordinated Notes (i) mature on September 30, 2000, (ii) currently bear interest at a rate of 9.5% per annum, which rate of interest fluctuates with the prime rate, but may not fall below 8% nor rise above 10% per annum, (iii) are convertible into common stock of the Company at $7.50 per share, (iv) are subordinated in right of payment to the Company's obligations under its secured revolving credit facility and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain change of control events, the holders of the Convertible Subordinated Notes have the right to have their notes redeemed at par. During 1997 and 1996, $4,000 and $8,000 of Convertible

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Subordinated Notes were converted into 532 and 1,066 shares of common stock of the Company, respectively.

G. STOCK OPTION AND BENEFIT PLANS

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement gives the Company the option of either: 1) continuing to account for stock options and other forms of stock compensation paid to employees under the current accounting rules (APB No. 25, "Accounting for Stock Issued to Employees") while providing the disclosures required under SFAS No. 123, or 2) adopting SFAS No. 123 accounting for all stock compensation arrangements. The Company continues to account for stock options under APB No. 25 and provides the additional disclosures as required by SFAS No. 123.

      The Company has reserved 275,000 shares of common stock for issuance under its qualified stock option plan. Options to purchase common stock are granted at a price equal to the fair market value of the stock at the date of grant or 110% of fair market value of the stock at the date of grant for stockholders owning 10% or more of the combined voting stock of the Company. The following table summarizes qualified stock option transactions from 1995 through 1997.
                                            Total              Option Price
                                           Options               Per Share
                                          ---------          ----------------

   Outstanding, January 1, 1995             94,437            $5.75 to $14.00
      Granted                                1,200            $5.38 to $ 7.69
      Forfeited                            (53,470)           $5.88 to $14.00
                                           -------

   Outstanding, December 31, 1995           42,167            $5.37 to $14.00
      Granted                              116,100            $5.62 to $ 6.75
      Forfeited                            (24,867)           $5.43 to $14.00
                                           -------

   Outstanding, December 31, 1996          133,400 1          $5.37 to $14.00
      Granted                                1,200            $5.62 to $ 6.75
      Forfeited                               (800)           $5.43 to $14.00
                                              ----

   Outstanding, December 31, 1997           133,800
                                            =======

   Exercisable, December 31, 1997            49,301
                                             ======
--------
       1 In December 1997, the expiration date on 15,000 stock options issued in December 1992 was extended from December 1997 to June 15, 1998. No compensation was recorded since the exercise price was in excess of the market price when extended.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


        The Company has reserved 150,000 shares of common stock for issuance under its non-qualified stock option plan. Options to purchase shares of common stock are granted at a price equal to the fair value of the stock at the date of grant except in the case of options granted to directors, in which case the minimum price is the greater of $7.00 and 110% of fair value at the time of grant. The following table summarizes non-qualified stock option transactions from 1995 through 1997:

                                               Total           Option Price
                                              Options            Per Share
                                             ---------       ---------------

        Outstanding, January 1, 1995            8,668        $7.13 to $14.00
           Granted                             10,000        $5.60
           Forfeited                           (6,668)       $7.13
                                               ------

        Outstanding, December 31, 1995         12,000        $5.60 to $14.00
           Granted                             23,000        $7.00
           Forfeited                          (10,000)       $5.60
                                              -------

        Outstanding, December 31, 1996         25,000        $7.00 to $14.00
           Granted                             44,000        $7.00
           Forfeited                              -          $5.60
                                              -------

        Outstanding, December 31, 1997         69,000        $5.60 to $14.00
                                               ======

        Exercisable, December 31, 1997         69,000
                                               ======


        The table below summarizes the stock option activity for both plans:

                                           1997           1996          1995
                                         -------         -------       -------

        Outstanding at January 1         158,400          54,167       103,105
           Granted                        45,200         139,100        11,200
           Exercised                        --                --            --
           Forfeited                        (800)        (34,867)      (60,138)

        Outstanding at December 31       202,800         158,400        54,167

        Exercisable at December 31       118,301          40,794        34,231

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     The weighted average fair value at date of grant for options granted during 1997 and 1996 was $2.29 and $2.37, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with an expected option life of 3.1 years and 3.9 years in 1997 and 1996, and the following weighted average assumptions, respectively, for 1997 and 1996: dividend yield - none either year; interest rate - 6.86% and 6.25%; volatility 38.00% and 42.00% for the respective year. Weighted average option exercise price information for years 1997, 1996 and 1995:


        Per Share                           1997            1996           1995
                                          ------          -------         ------
        Outstanding at January 1           $6.45           $8.64          $8.56
           Granted                         $6.16           $5.96          $5.67
           Exercised                         --              --             --
           Forfeited                       $6.22           $7.79          $7.68
        Outstanding at December 31         $6.24           $6.45          $8.64

        Exercisable at December 31         $7.04          $10.50          $9.10


Proforma Disclosure

     The Company's net income would have been reduced by $74,712 or $0.03 per share basic and dilutive for 1997 in stock-based compensation cost for the Company's qualified and non-qualified stock option plans if the plan had been determined based on the fair value at the grant dates for awards under the plans. The Company's net loss would have been increased by $49,000 or $0.02 per share basic and dilutive for 1996 compared to a reduction of net income of $2,000 with no change in the earnings per share in 1995. The proforma effect on net income for 1996 and 1995 is not representative of the proforma effect on net income in future years because it does not take into consideration proforma compensation expense related to grants made prior to 1995.

     Effective January 1, 1990, the Company adopted the "Allstate Financial Corporation 401(k) Retirement Plan" (the Plan) for the benefit of the Company's employees. The Plan provides for the deferral of up to 15% of a participating employee's salary, subject to certain limitations, and a discretionary contribution by the Company. The Company's contribution is allocated to participating employees based on relative compensation. The Company's contribution for the years ended December 31, 1997, 1996 and 1995 was $45,704, $45,751, and $34,563, respectively.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

H. INCOME TAXES

      The tax provision consists of:
                                                   Years Ended December 31,
                                        ----------------------------------------
                                            1997          1996           1995
Federal:
  Current ..........................    $ 765,405      $(591,200)      $276,500
  Deferred .........................     (160,100)       (65,900)        16,000
                                         --------        -------         ------
                                          605,305       (657,100)       292,500
                                          -------       --------        -------

State:
  Current ..........................        5,266        (20,300)        38,500
  Deferred .........................       (3,586)        65,900           --
                                           ------         ------
                                            1,680         45,600         38,500
                                            -----         ------         ------

    TOTAL ..........................    $ 606,985      $(611,500)      $331,000
                                        =========      =========       ========


Tax Expense at Statutory Rate ......    $ 557,770      $(561,900)      $276,100
Increase (Decrease)
  Resulting from:
  State Income Taxes,
    Net of Federal Income
    Tax Effect .....................         --          (15,800)        24,500
  Non-deductible expense ...........       20,100         25,200         19,100
  Other ............................       29,115        (59,000)        11,300
                                           ------        -------         ------
                                        $ 606,985      $(611,500)      $331,000
                                        =========      =========       ========

Effective Tax Rate .................        37.0%          37.0%          40.8%
                                            ====           ====           ====




                                                          December 31,
                                                 ---------------------------
                                                    1997              1996
                                                 ---------         --------

      Deferred tax asset:
        Allowance for credit losses              $1,056,686         $893,000
                                                 ==========         ========

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

I. RELATED-PARTY TRANSACTIONS

      Certain members of the immediate families of Eugene Haskin and Leon Fishman, directly or through trusts, have provided financing to Lifetime Options through unsecured loans with interest payable monthly at an annual interest rate of 1/4% over the prime rate. One-quarter percent over the prime rate is the same rate paid by the Company to its unaffiliated, bank lenders.

      Lifetime Options' total indebtedness to members of Mr. Haskin's immediate family was $15,146 at December 31, 1997 and 1996. During 1997 and 1996, Lifetime Options paid aggregate interest on these loans of $1,451 and $1,427, respectively.

      Lifetime Options' total indebtedness to members of Leon Fishman's immediate family was $38,071 at December 31, 1997, and $46,823 at December 31, 1996. During 1997 and 1996, Lifetime Options paid aggregate interest of $3,875 and $4,229, respectively.

      Rental payments of $24,000 were received by the Company in 1997, 1996 and 1995, respectively, from Leon Fishman, the Company's current Vice Chairman and former President, for the personal use of a condominium owned by a subsidiary of the Company.


J.    FINANCIAL OBLIGATIONS WITH OFF-BALANCE SHEET RISK AND CREDIT
      CONCENTRATIONS

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

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Financial obligations whose contract or notional amounts represent credit risk are as follows:
                                                            December 31,
                                                    ---------------------------
                                                         1997          1996
                                                    -----------     -----------
      Conditional Commitments to purchase
         receivables                                $57,948,000     $66,641,000
      Standby letters of credit and guaranties      $   219,927     $   336,230


      For the year ended December 31, 1997, gross earnings from one client accounted for 35% of the Company's total earned discounts as compared to 1996 where two clients accounted for 31% of the Company's total earned discounts. At December 31, 1997 and 1996, two clients each accounted for more than 10% of the Company's outstanding gross finance receivables.


K. NET INCOME PER SHARE

      In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The basic and dilutive earnings per share are reflected in the statement of operations.

      The following table details the calculation of the basic and diluted Earnings per share.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


                                          Income (Loss)    Shares     Per-Share
                                          (Numerator)   (Denominator)   Amount
Year Ended December 31, 1995:
Basic EPS:
 Net Income available to common          $   481,100      2,966,330     $0.16
                                                                        =====
 Stockholders

Effect of Dilutive Securities:
 Stock Options                                   -                7
                                         -----------      ---------
Diluted EPS:
 Net Income available to common
 stockholders plus assumed
 conversions                             $   481,100      2,966,337     $0.16
                                         ===========      =========     =====
Year Ended December 31, 1996:
Basic EPS:
 Net (Loss)                             $(1,041,144)      2,328,308    $(0.45)
                                                                       =======
Effect of Dilutive Securities:
 Stock Options                                  -              -
                                        ------------      ---------
Diluted EPS:
 Net Loss plus assumed
 conversions                            $(1,041,144)      2,328,308    $(0.45)
                                                                       =======
Year Ended December 31, 1997:
Basic EPS:
 Net Income available to common
 Stockholders                             $1,033,513      2,318,092     $0.45
Effect of Dilutive Securities:
 Stock Options                                   -            6,532
                                          ----------      ---------
Diluted EPS:
 Net Income available to common
 stockholders plus assumed
 conversions                              $1,033,513      2,324,624     $0.44
                                          ==========      =========     =====

During 1997 and 1995, there were various options to purchase 84,349 and 1,095 shares of common stock which were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The Company incurred a net loss for the year ended December 31, 1996. Since the inclusion of stock options in the computation of diluted EPS would have had an antidilutive effect, the common shares associated with the options were excluded from the computation.

The convertible subordinated notes, which convert into the Company's common stock at $7.50 per share, were also excluded from the computation of the diluted EPS because the conversion price was greater than the market price at any given point during the three years ended December 31, 1997.


L. COMMITMENTS AND CONTINGENCIES

      The Company leases office space under operating leases with Consumer Price Index escalations and rental escalations based on increases in base operating expenses as defined in the agreements. The Company's headquarter's lease was renegotiated during 1995 and extended for six years to December 1, 2001 at a reduced rental. The Company also pays rent for subsidiaries and storage space.

      Future minimum rental payments are as follows:

              Twelve Months Ended December 31,
              --------------------------------

                           1998                         265,000
                           1999                         270,000
                           2000                         276,000
                           2001                         267,000
                                                        -------
                                                     $1,078,000
                                                     ==========

      Rent expense was  $210,126, $200,539, and $232,500, in 1997, 1996 and
1995, respectively.

      The Company is a defendant in White, Trustee v. Allstate Financial Corporation pending in the U.S. Bankruptcy Court for the Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"). Lyons was the subject of a leveraged buy-out and subsequently filed a bankruptcy petition. In 1991, the Lyons' trustee brought an action against the Company claiming, among other things, fraudulent transfer and breach of contract. In late 1994, the Company reached a settlement agreement with the Lyons' trustee, subject to approval by the bankruptcy court, which would have released the Company from all claims upon the payment of $300,000. In connection with the settlement, the Company paid and added $300,000 to the provision for credit losses in 1994. A creditor in the bankruptcy proceeding, Sherwin-Williams Company, objected to

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

the proposed settlement amount and, in March 1995, the objection was sustained by the bankruptcy court. The $300,000 previously paid by the Company was returned to the Company in April 1996; however, the Company continues to maintain a liability for this amount. The matter is currently being litigated in the District Court. Management does not believe at this time that the Company has a material exposure significantly in excess of the previously agreed upon settlement amount.

      In connection with the same transaction, the Company was also named in January 1994 as a defendant in Sherwin-Williams Company v. Robert Castello et. al. pending in the United States District Court for the Northern District of Ohio. Sherwin-Williams is suing all parties with any involvement in the transaction to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and the bankruptcy litigation arising therefrom. Sherwin-Williams asserts that it has or will incur pension fund liabilities and other liabilities as a result of the transaction in the approximate amount of $11 million and has asserted claims against the Company in that amount. The complaint asserts, among other things, that the purchasers of Lyons breached their purchase agreement with Sherwin-Williams by pledging the assets of Lyons to the Company to obtain the down payment. The Company was not a party to the purchase agreement. In response to the complaint, the Company filed a motion to dismiss all claims. In March 1997, a Federal magistrate recommended to the District court that the Company's motion to dismiss the six claims contained in the original complaint be granted. However, the magistrate recommended that the Company's motion to dismiss two new claims contained in an amended complaint be denied. The District Court sustained the magistrate's recommendation. The Company believes that it has meritorious defenses to the Counterclaims and intends to vigorously defend all claims. However, the litigation is in the preliminary stage and the probability of a favorable or unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time.

     The Company is a counterclaim  defendant in Allstate Financial  Corporation
v. A.G. Construction, Inc. (n/k/a A.G. Plumbing, Inc.), American General Construction Corp., Adam Guziczek and Cheryl Lee Guziczek pending in the United States Bankruptcy Court for the Southern District of New York. The Company provided receivable financing to A.G. Construction, Inc. (n/k/a/ A.G. Plumbing, Inc.) in 1988 and to American General Construction Corp. (hereinafter, A.G. Construction, Inc. (n/k/a A.G. Plumbing) and American General Construction shall be collectively referred to as "AG") in 1991. AG's primary business was renovation of public housing for the City of New York. Adam and Cheryl Guziczek (hereinafter collectively referred to as "Guziczek") personally guaranteed the obligation due the Company under the financing arrangement. In 1993, AG defaulted on its obligations under the financing

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

arrangement with the Company. Thereafter, the Company confessed judgment against AG and Guziczek in Virginia and commenced actions in New York to enforce the guaranties and to attempt recovery on the confessed judgments. In one of the actions, an answer and counterclaim against the Company was filed. The counterclaim asserted claims for usury, diversion of proceeds of public improvement contracts, and overpayments to the Company by AG in excess of $2,000,000 (hereinafter the "Counterclaims"). No specific damage claims amount was set forth in the Counterclaims.

      On August 1, 1994, Guziczek filed a voluntary Chapter 11 petition under the United States Bankruptcy Code and on June 14, 1995 the case was converted to a Chapter 7 proceeding. On January 3, 1996, AG filed a separate voluntary Chapter 7 petition. No action was ever taken by the trustee in the Guziczek or AG bankruptcy proceedings to pursue the Counterclaims. On June 2, 1997, the trustee for the AG bankruptcy estate filed a motion to abandon certain claims against the Company, including all claims that the Company diverted proceeds of public improvement contracts. On October 7, 1997, New York Surety Company (hereinafter referred to as the "Surety") filed pleadings objecting to the abandonment of such claims against the Company. The Surety provided the payment and performance bond to AG in connection with the construction jobs performed for the City of New York. In its pleadings, the Surety asserts that it is subrogated to AG's claims and thereby seeks to intervene and file an intervenor's complaint against the Company. The proposed complaint adopts the Counterclaims and seeks an accounting. The Surety asserts damages of approximately $4,000,000. The Company believes it has meritorious defenses to the Counterclaims and intends to vigorously defend all claims. However, the litigation is in the preliminary stage and the probability of a favorable or unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time.

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

Additional Information Regarding Directors and Officers

      On December 29, 1997, Value Partners (a shareholder with a 26.6% beneficial ownership interest including Convertible Subordinated Notes held by Value Partners) together with three other shareholders of the Company who

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

are also independent directors (collectively, the "Ewing Group"), filed a petition in the Circuit court for Arlington County, Virginia against the Company seeking to (i) invalidate the election of directors held at the annual meeting of shareholders on November 18, 1997, (ii) order a new 1997 election of directors and (iii) enjoin the Board of Directors of the Company from acting as such without court approval pending a new election. In support of its petition, the Ewing Group alleged that a majority of the Board of Directors had breached an agreement reached at the September 24, 1997 meeting of the Board to elect David W. Campbell Chairman of the board, create an Executive Committee, a majority of whose members would be members of the Ewing Group, and retain Value Partners' counsel, Elias, Matz, Tiernan and Herrick LLP, as counsel to the Company. The Company denied the Ewing Group's allegations, asserting that, by withholding authority to vote for five nominees at the November 1997 shareholder meeting, the Ewing Group had breached an understanding to support all of the Board's nominees for election. The Company also asserted that, in light of his unsatisfactory performance between October and November, it would not be in the best interests of the Company and its shareholders to elect Mr. Campbell Chairman of the Board. After discovery and evidentiary and other hearings before the court, the Ewing Group and the Company agreed to the entry of a decree by the court ordering a meeting of shareholders on May 12, 1998, the date otherwise specified in the Company's Amended By-Laws, as amended, as the date for the 1998 annual meeting of shareholders.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                       SCHEDULE  IV


                                   INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT




                               Balance at                                          Balance End of Period
                               Beginning of                          Amounts       ----------------------
Name of Debtor                   Period         Additions              Paid           Current   Not Current
--------------                ------------     ----------          -----------      ---------   -----------



Year Ended December 31, 1997:

Various                        $164,968         $ 4,248              $  13,000        $103,000     $ 53,216
                               ========         =======              =========        ========     ========

Year Ended December 31, 1996:

Various                        $161,788         $ 3,180              $   -            $103,000     $ 61,968
                               ========         =======              ====             ========     ========

Year Ended December 31, 1995:

Various                        $161,788         $  -                 $    -           $103,000     $ 58,788
                               ========         ===                  =====            ========     ========

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

                                         Lawrence M. Winkler
Date                                     Secretary/Treasurer,
                                         Principal Accounting,
                                         Chief Financial Officer

                                         Eugene R. Haskin
Date                                     Director

                                         James Spector
Date                                     Director

                                         Leon Fishman
Date                                     Director

                                         Alan Freeman
Date                                     Director

                                         Lawrence Vecker
Date                                     Director