Form 10QSB
period 1998-03-31
ALLSTATE FINANCIAL CORP /VA/
filed 1998-05-15
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED MARCH 31, 1998                  COMMISSION FILE NUMBER 0-17832

                         Allstate Financial Corporation
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


                  Virginia                              54-1208450
------------------------------------      --------------------------------------
         (State of Incorporation)         (I.R.S. Employer Identification No)


2700 South Quincy Street, Suite 540, Arlington, VA               22206
--------------------------------------------------------------------------------
(address of principal executive offices)                       (zip code)



Registrant's Telephone Number, Including Area Code:  (703) 931-2274



Indicate by the check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15d of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

2,319,717 Common Shares were outstanding as of May 15, 1998.

                         ALLSTATE FINANCIAL CORPORATION
                                   FORM 10-QSB
                                      INDEX

                                                                         Page
                                                                        Number
PART I - FINANCIAL INFORMATION

  Item 1 -  Financial Statements

      Consolidated Balance Sheets at March 31, 1998
      and December 31, 1997                                                1-2

      Consolidated Statements of Operations Three Months Ended
      March 31, 1998 and 1997                                                3

      Consolidated Statements of Shareholders' Equity Three
      Months Ended March 31, 1998 and Year Ended
      December 31, 1997                                                      4

      Consolidated Statements of Cash Flows Three Months Ended
      March 31, 1998 and 1997                                              5-6

      Notes to Consolidated Financial Statements                           7-10

  Item 2 -  Management's Discussion and Analysis of Results of
      Operations and Financial Conditions                                 11-17


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                             18

     Item 6 - Exhibits                                                      18

     Signatures                                                             19

                         PART I - FINANCIAL INFORMATION


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                        1998             1997
                                                     -----------    ------------
                                                    (Unaudited)
                                     ASSETS



CURRENT ASSETS:
     Cash ......................................    $ 3,100,630     $ 4,200,050
     Receivables:
         Finance Receivables, net ..............     38,192,059      33,847,276
         Receivables - Other, net ..............      2,591,312       2,988,927

     Prepaid expenses ..........................        205,058         127,741

     Deferred income taxes .....................      1,145,486       1,056,686
                                                    -----------     -----------

     TOTAL CURRENT ASSETS ......................     45,234,545      42,220,680

FURNITURE, FIXTURES AND EQUIPMENT, net .........        477,309         494,240

OTHER ASSETS, net ..............................      3,476,319       4,203,727
                                                    -----------     -----------

      TOTAL ASSETS .............................    $49,188,173     $46,918,647
                                                    ===========     ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable and accrued expenses .....    $   552,859     $   420,356
     Notes payable .............................     16,218,621      14,373,724
     Income tax payable ........................           --           240,226
     Credit balances of factoring clients ......      3,680,410       3,285,974
                                                    -----------     -----------

      TOTAL CURRENT LIABILITIES ................     20,451,890      18,320,280
                                                    -----------     -----------






                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                        March 31,   December 31,
                                                          1998          1997
                                                     -----------    ------------
                                                      (Unaudited)

NONCURRENT PORTION OF NOTES PAYABLE:
     Convertible Subordinated Notes and Other
         Non Current Notes .......................     5,032,899      5,034,327
                                                      ----------     ----------

         TOTAL LIABILITIES .......................    25,484,789     23,354,607
                                                      ----------     ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, authorized 2,000,000
         shares with no par value; no shares
         issued or outstanding .................           --              --

     Common stock,  authorized .................      10,000,000
         shares with no par value; .............       3,102,328
         issued,  2,319,717 outstanding at
         March 31, 1998 and 2,318,451 December
         31, 1997, exclusive of shares held in
         the Treasury ..........................         40,000          40,000

     Additional paid-in-capital ................     18,857,932      18,852,312

     Treasury Stock - 783,611 shares
         at March 31, 1998 and 783,877 at
         December 31, 1997  ....................    (5,028,599)     (5,030,594)

     Retained Earnings .........................     9,834,051       9,702,322
                                                  ------------    ------------

         TOTAL SHAREHOLDERS' EQUITY ............     23,703,384      23,564,040
                                                   ------------    ------------

                                                   $ 49,188,173    $ 46,918,647
                                                   ============    ============


                 See Notes to Consolidated Financial Statements


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998             1997
                                                    -----------     ------------
                                                     (Unaudited)     (Unaudited)
REVENUE:
     Earned discount ...........................     $2,436,665      $2,292,585
     Fees and other income .....................        526,817         439,521
                                                     ----------      ----------

         Total Revenue .........................      2,963,482       2,732,106
                                                     ----------      ----------

EXPENSES:
     Compensation and fringe benefits ..........        812,234         731,950
     General and administrative expense ........        868,116         538,736
     Interest expense ..........................        410,331         403,997
     Provision for credit losses ...............        547,000         555,000
     Commission ................................        116,708          93,151
                                                     ----------      ----------

          TOTAL EXPENSES .......................      2,754,389       2,322,834
                                                     ----------      ----------

INCOME BEFORE INCOME TAXES .....................        209,093         409,272

INCOME TAXES ...................................         77,364         151,400
                                                     ----------      ----------

NET INCOME .....................................     $  131,729      $  257,872
                                                     ==========      ==========

NET INCOME PER COMMON SHARE
         Diluted ...............................     $      .06      $      .11
                                                     ==========      ==========
         Basic .................................     $      .06      $      .11
                                                     ==========      ==========

WEIGHTED AVERAGE NUMBER OF SHARES
         Diluted ...............................      2,322,160       2,321,199
                                                     ==========      ==========
         Basic .................................      2,318,878       2,317,919
                                                     ==========      ==========




                 See Notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 1997
                      AND THREE MONTHS ENDED MARCH 31, 1998


                                                        Common          Paid in        Treasury           Retained
                                                         Stock          Capital          Stock            Earnings          Total
                                                      ---------      -----------      ------------      -----------

BALANCE - January 1, 1997 ....................      $    40,000      $18,852,312      $(5,034,584)      $ 8,668,809      $22,526,537

  Conversion of Convertible
     Subordinated Notes to 532
     shares of Common Stock ..................             --               --              3,990              --              3,990

  Net Income .................................             --               --               --           1,033,513        1,033,513
                                                    -----------      -----------      -----------       -----------      -----------



BALANCE - December 31, 1997 ..................           40,000       18,852,312       (5,030,594)        9,702,322       23,564,040
  Conversion of Convertible
     Subordinated Notes to 266
     shares of Common Stock ..................             --               --              1,995              --              1,995
  1,000 options exercised at $5.620 ..........             --              5,620             --                --              5,620

  Net Income .................................             --               --               --             131,729          131,729
                                                    -----------      -----------      -----------       -----------      -----------

BALANCE - March 31, 1998 .....................      $    40,000      $18,857,932      $(5,028,599)      $ 9,834,051      $23,703,384
                                                    ===========      ===========      ===========       ===========      ===========



                 See Notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998             1997
                                                    -----------     ------------
                                                     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income .................................   $    131,729    $    257,872
    Adjustments to reconcile net income
      to cash provided by operating
       activities:
      Depreciation - net .......................         36,000          49,100
      Provision for credit losses ..............        547,000         555,000
      Changes in operating assets and
       liabilities:
         Decrease in other receivables .........        397,615          71,367
         (Increase)/Decrease in prepaid expenses        (77,317)         47,178
         Decrease in other assets ..............        727,408           2,644
         Increase/(Decrease) in accounts payable
           and accrued expenses ................        132,503         (15,941)
         (Increase)/Decrease in income taxes
           receivable and deferred income taxes         (88,800)        350,982
         (Decrease) in income taxes payable ....       (240,226)           --
                                                   ------------    ------------


NET CASH PROVIDED BY
    OPERATING ACTIVITIES .......................      1,565,912       1,318,202
                                                   ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of finance receivables,
      including repurchases and life
      insurance contracts ......................    (70,968,743)    (56,897,683)
    Collection of finance receivables,
      including accounts receivable,
      secured advances, repurchases
      and life insurance contracts .............     66,076,960      62,521,661
    Increase in credit balances of
      factoring clients ........................        394,436          34,922
    Purchase of furniture, fixtures
      and equipment ............................        (19,069)        (48,805)
                                                   ------------    ------------

NET CASH (USED FOR OR) PROVIDED BY
  INVESTING ACTIVITIES .........................     (4,516,416)      5,610,095
                                                   ------------    ------------






                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998             1997
                                                    -----------     ------------
                                                     (Unaudited)     (Unaudited)
ASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit and
         other borrowings ....................       49,565,581      20,527,792
     Principal payments on line of credit
         and other borrowings ................      (47,720,112)    (26,201,559)
     Treasury stock acquisition costs ........               (5)           --
     Exercise of Option ......................            5,620            --
                                                   ------------     ------------

NET CASH PROVIDED BY (OR USED
  IN) FINANCING ACTIVITIES ...................        1,851,084      (5,673,767)
                                                   ------------     ------------

NET (DECREASE)/INCREASE IN CASH ..............       (1,099,420)      1,254,530

CASH, Beginning of period ....................        4,200,050       1,624,899
                                                   ------------     ------------

CASH, End of period ..........................     $  3,100,630    $  2,879,429
                                                   ============    ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

     Interest paid ...........................     $    410,331    $    403,779
                                                   ============    ============

     Income taxes paid .......................     $    390,226    $       --
                                                   ============     ============

     Issuance of Common Stock in exchange
     for Convertible Subordinated Notes ......     $      2,000    $       --
                                                   ============     ============




                 See Notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of Allstate Financial Corporation and subsidiaries (the "Company") included herein are unaudited for all periods ended March 31, 1998 and 1997; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KB for the year ended December 31, 1997.

2. NET INCOME PER SHARE. In March 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS No. 128 and the basic and dilutive earnings per share are reflected in the statement of operations.

3. LINE OF CREDIT. As of March 31, 1998 the Company had approximately $8.4 million available under a $25.0 million secured revolving line of credit. The revolving line of credit contains various sub facilities which limit its use. The entire facility is available for the purchase of accounts receivable; however, the Company may (i) borrow only $5.0 million secured by machinery and equipment, (ii) borrow only $2.5 million secured by inventory, and (iii) issue up to $5.0 million of letters of credit. Borrowings under the credit facility bear interest at a spread over the bank's base rate or a spread over LIBOR, at the Company's election. The Company is subject to covenants which are typical in revolving credit facilities of this type. The current maturity date of this credit facility is May 27, 2000.

4. CONVERTIBLE SUBORDINATED NOTES PAYABLE. As of March 31, 1998 and March 31, 1997, the Company had outstanding approximately $4,972,000 and $4,978,000, respectively, in aggregate principal amount of Convertible Subordinated Notes issued in exchange for shares of the Company's common stock

(currently held by the Company as treasury stock). The Convertible Subordinated Notes were issued in exchange for 785,475 shares of common stock. The Convertible Subordinated Notes (i) mature on September 30, 2000, (ii) currently bear interest at a rate of 9.5% per annum, which rate of interest fluctuates with the prime rate, but may not fall below 8% nor rise above 10% per annum,
(iii) are convertible into common stock of the Company at $7.50 per share, (iv) are subordinated in right of payment to the Company's obligations under its secured revolving credit facility and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain "fundamental changes", the holders of the Convertible Subordinated Notes have the right to have their Notes redeemed at par. The results of the recently concluded proxy contest for control of the Company's Board of Directors may constitute a "fundamental change". The two largest holders of Convertible Subordinated Notes have indicated, however, that if a fundamental change has occurred, they have no present intention to request that their Notes be redeemed.

5. NEW ACCOUNTING PRONOUNCEMENTS. In February 1997, The FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. SFAS No. 129 consolidates the existing guidance from several other pronouncements relating to an entities'capital structure. At March 31, 1998, the implementation of this statement did not materially impact the presentation of any component of the Company's financial statements and related footnote disclosures.


     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This pronouncement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for financial statements beginning after December 15, 1997. For the three months ended March 31, 1998 and 1997 net income equaled comprehensive income.

     Additionally, in June of 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements beginning after December 15, 1997. At March 31, 1998, the implementation of this statement did not materially impact the presentation of any component of the Company's financial statements and related footnote disclosures.

6. CERTAIN CONTINGENCIES. The Company is a defendant in WHITE, TRUSTEE V. ALLSTATE FINANCIAL CORPORATION pending in the U.S. Bankruptcy Court for the Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"). Lyons was the subject of a leveraged buy-out and subsequently filed a bankruptcy petition. In 1991, the Lyons' trustee brought an action against the Company claiming, among other things, fraudulent transfer and breach of contract. In late 1994, the Company reached a settlement agreement with the Lyons' trustee, subject to approval by the bankruptcy court, which would have released the Company from all claims upon the payment of $300,000. In connection with the settlement, the Company paid and added

$300,000 to the provision for credit losses in 1994. A creditor in the bankruptcy proceeding, Sherwin-Williams Company, objected to the proposed settlement amount and, in March 1995, the objection was sustained by the bankruptcy court. The $300,000 previously paid by the Company was returned to the Company in April 1996; however, the Company continues to maintain a liability for this amount. The matter is currently being litigated in the District Court. It is anticipated that the court will set a trial date later in 1998. Management does not believe at this time that the Company has a material exposure significantly in excess of the previously agreed upon settlement amount.

     In connection with the same transaction, the Company was also named in January 1994 as a defendant in SHERWIN-WILLIAMS COMPANY V. ROBERT CASTELLO ET. AL. pending in the United States District Court for the Northern District of Ohio. Sherwin-Williams is suing all parties with any involvement in the transaction to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and the bankruptcy litigation arising therefrom. Sherwin-Williams asserts that it has or will incur pension fund liabilities and other liabilities as a result of the transaction in the approximate amount of $11 million and has asserted claims against the Company in that amount. The complaint asserts, among other things, that the purchasers of Lyons breached their purchase agreement with Sherwin-Williams by pledging the assets of Lyons to the Company to obtain the down payment. The Company was not a party to the purchase agreement. In response to the complaint, the Company filed a motion to dismiss all claims. In March 1997, a Federal magistrate recommended to the District Court that the Company's motion to dismiss the six claims contained in the original complaint be granted. However, the magistrate recommended that the Company's motion to dismiss two new claims, i.e., tortious interference with contract and civil conspiracy to defraud, contained in an amended complaint be denied. The District Court sustained the magistrate's recommendation. The Company believes that it has meritorious defenses and intends to vigorously defend all claims. However, the litigation is in the preliminary stage and the probability of a favorable or unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time. The case is scheduled for trial April 12, 1999.

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

     On August 1, 1994, Guziczek filed a voluntary Chapter 11 petition under the United States Bankruptcy Code and on June 14, 1995 the case was converted to a Chapter 7 proceeding. On January 3, 1996, AG filed a separate voluntary Chapter 7 petition. No action was ever taken by the trustee in the Guziczek or AG bankruptcy proceedings to pursue the Counterclaims. On June 2, 1997, the trustee for the AG bankruptcy estate filed a motion to abandon certain claims against the Company, including all claims that the Company diverted proceeds of public improvement contracts. On October 7, 1997, New York Surety Company (hereinafter referred to as the "Surety") filed pleadings objecting to the abandonment of such claims against the Company. The Surety provided the payment and performance bond to AG in connection with the construction jobs performed for the City of New York. In its pleadings, the Surety asserts that it is subrogated to AG's claims and thereby seeks to intervene and file an intervenor's complaint against the Company. The proposed complaint adopts the Counterclaims and seeks an accounting. The Surety asserts damages of approximately $4,000,000. On April 9, 1998 the bankruptcy court remanded the matter to state court. The Company believes it has meritorious defenses to the Counterclaims and intends to vigorously defend all claims. However, the litigation is in the preliminary stage and the probability of a favorable or unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time.

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










                      [THIS SPACE INTENTIONALLY LEFT BLANK]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS FORWARD-LOOKING INFORMATION

     This Form 10-QSB contains certain "forward-looking statements" relating to the Company which represent the Company's current expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, seasonality, and variability of quarterly results, ability of the Company to continue its growth strategy, competition, and regulatory restrictions relating to potential new activities, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward looking statements.

GENERAL

     The Company is a specialized commercial finance company principally engaged in providing small-to medium-sized, high risk growth and turnaround companies, including debtors-in-possession, with capital through the discounted purchase of their accounts receivable. The Company also makes advances to its clients collateralized by inventory, equipment, real estate and other assets (collectively, "Collateralized Advances"). On occasion, the Company will also provide other specialized financing structures which satisfy the unique requirements of the Company's clients. In addition, the Company provides financial assistance to clients in the form of guaranties, letters of credit, credit information, receivables monitoring, collection service and customer status information.

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

     The Company often competes against banks, traditional asset-based lenders and small independent finance companies. The Company anticipates that competition will remain intense through all of 1998 and may continue to exert downward pressure on pricing, especially in the Company's core factoring business. In order to remain competitive, the Company is, where necessary and appropriate, offering lower rates than it has historically. The Company believes that its ability to respond quickly and to provide specialized, flexible and comprehensive financial arrangements to its clients enables it to compete effectively. Although the Company has historically been successful in replacing major clients, competition resulting in the loss of one or more major clients and an inability to replace those clients could have a material adverse effect on the Company.

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

     Lifetime Options, Inc., a Viatical Settlement Company ("Lifetime Options"), a wholly-owned subsidiary of the Company, was engaged in the business of buying life insurance policies at a discount from individuals facing life threatening illnesses. During 1997, Lifetime Options curtailed any further purchasing of policies. Lifetime Options may elect to collect policies as they mature or to sell some or all of its policies.

     Other than Lifetime Options, none of the Company's subsidiaries is currently engaged in business which could have a material effect on the Company.

  RESULTS OF OPERATIONS

       The following table sets forth certain items of income and expense for the periods indicated and indicates the percentage relationship of each item to total income.


                                                                        For The Three Months Ended March 31,
                                                                   -----------------------------------------------
                                                                           1998                      1997
                                                                   -------------------        --------------------
                                                                                    (Unaudited)
         REVENUE
            Earned discounts                                       $2,436,665     82.2%       $2,292,585     83.9%
            Fees and other revenue                                    526,817     17.8           439,521     16.1
                                                                   ----------    -----       -----------    -----
              TOTAL REVENUE                                         2,963,482    100.0         2,732,106    100.0%
                                                                   ----------    -----        ----------    -----

         EXPENSES
            Compensation and fringe benefits                          812,234     27.4           731,950     26.8
            General and administrative expense                        868,116     29.3           538,736     19.7
            Interest expense                                          410,331     13.8           403,997     14.8
            Provision for credit losses                               547,000     18.5           555,000     20.3
            Commissions                                               116,708      3.9            93,151      3.4
                                                                   ----------    -----      ------------    -----

              TOTAL EXPENSES                                        2,754,389     92.9         2,322,834     85.0
                                                                    ---------     ----        ----------     ----


INCOME BEFORE INCOME TAXES                                            209,093      7.1           409,272     15.0

INCOME TAXES                                                           77,364      2.6           151,400      5.5
                                                                   ----------    -----       -----------     ----

NET INCOME                                                         $  131,729      4.5%      $   257,872      9.5%
                                                                   ==========     ====       -----------     ====

NET INCOME PER COMMON SHARE
         DILUTED                                                                  $0.06                 $0.11
                                                                                  =====                 =====
         BASIC                                                                    $0.06                 $0.11
                                                                                  =====                 =====

WEIGHTED AVERAGE NUMBER OF SHARES
         DILUTED                                                              2,322,160                  2,321,199
                                                                             ==========                 ==========
         BASIC                                                                2,318,878                  2,317,919
                                                                             ==========                 ==========


         TOTAL REVENUE. Total revenue consists of (i) earned discounts and (ii) fees and other income. "Earned discounts" consist primarily of income from the purchase of accounts receivable and income from Collateralized Advances. "Fees and other income" consist primarily of closing or application fees, commitment or facility fees, certain interest, other related financing fees and supplemental discounts paid by clients who do not sell the minimum volume of accounts receivable required by their contracts with the Company (including those clients who prematurely terminate their agreements with the Company to move to a lower cost source of funding).

         The following table breaks down total income by type of transaction for
the  periods  indicated  and  the  percentage   relationship  of  each  type  of
transaction to total income.

                                                          For the Three Months Ended March 31,
                                                      1998                                      1997
                                                  (Unaudited)                                (Unaudited)
                                      ------------------------------------        ---------------------------------
                                               Earned            % of Total               Earned         % of Total
         Type of Transaction                   Income               Income                Income            Income
         -------------------                 -----------           --------             ----------         --------

Discount on Factored
     Accounts Receivable                     $1,530,452              51.6%              $1,484,327            54.4%
Earnings on Collateralized
     Advances                                   400,498               13.5                 471,243             17.2
Earnings on Purchased Life
     Insurance Policies                               -                  -                 100,000              3.6
Other Earnings                                  505,715               17.1                 237,015              8.7
                                            -----------             ------            ------------           ------
     Total                                    2,436,665               82.2               2,292,585             83.9
Fees and Other Income                           526,817               17.8                 439,521             16.1
                                           ------------             ------            ------------           ------
     Total Revenue                           $2,963,482             100.0%              $2,732,106           100.0%
                                             ==========             =====               ==========           =====

         Total revenue increased 8.5% in the first three months of 1998 as compared to the same period in 1997. Earned discounts from factored accounts receivable increased 3.1% in the first quarter of 1998 as compared to the first quarter of 1997. Earned discounts from factored accounts receivable in the first quarter of 1998 as a percentage of total factored accounts receivable purchased in the first quarter of 1998 was 2.5%. The comparable percentage in the first quarter of 1997 was 2.8%. In 1998 and 1997 earned discounts from Factored Accounts Receivable comprised of 51.6% and 54.4% of total revenue, respectively.

         Earned discounts from Collateralized Advances decreased 15.3% in the first quarter of 1998 as compared to the same period in 1997, from $471,000 to $400,000. This decrease is attributable, in large part, to more stringent underwriting procedures implemented during 1997. In the first quarters of 1998 and 1997, earned discounts from Collateralized Advances accounted for 13.5% and 17.2%, respectively, of total income. Collateralized Advances currently bear interest at a rate, on average, of approximately 1.8% per month. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears.

         In May 1997 the Company established a new division, Allstate Factors. The Allstate Factors division is engaged in traditional "non-recourse" factoring of accounts receivable in which the factor typically assumes the risk that an account debtor may become insolvent. The Company expects that Allstate Factors' clients typically will have lower risks of default and will generate higher volumes of accounts receivable than the Company's traditional clients, and, therefore, will broaden the Company's sources of revenue and diversify significantly the risk profile of the Company's portfolio. As of March 31, 1998 Allstate Factors' accounts receivable included on the Company's balance sheet were $7.3 million (or 15.4%) of gross finance receivables. For the first quarter of 1998, Allstate Factors' revenues of $220,000 represent 7.4% of total revenue.

         Fees and other income increased 19.9% in the first quarter of 1998 compared to the first quarter of 1997, from $440,000 to $527,000. The increase in 1998 is attributable primarily to increase in servicing fees and supplemental discounts offset by a decrease in facility fees and interest income.

         COMPENSATION AND FRINGE BENEFITS. Compensation and fringe benefits increased 11.0% in the first quarter of 1998 versus the comparable period in 1997, from $732,000 (26.8% of total revenue) in 1997 to $812,000 (27.4% of total revenue) in 1998. For the first quarter of 1998, compensation and fringe benefits include $89,000 attributable to the Company's new division, Allstate Factors. There was no comparable expense in the first quarter of 1997 because Allstate Factors was first established in May 1997.

         GENERAL AND ADMINISTRATIVE EXPENSE. In the first quarter of 1998, general and administrative expense increased by 61.1%, from $539,000 (19.7% of total revenue) in the first quarter of 1997 to $868,000 (29.3% of total revenue) in the first quarter of 1998. Of the $359,000 increase in general administrative expenses during the first quarter of 1998, $159,000 is attributable to the operations of Allstate Factors and $178,000 is attributable to expenses incurred in connection with the Company's recently concluded proxy contest and certain related litigation. Excluding these two items, general and administrative expenses would have been $531,000 (17.9% of total revenue) for the first quarter of 1998 compared to $539,000 (19.7% of total revenue) for the same period last year. The Company will recognize additional proxy contest related expenses during the second quarter of 1998.

         INTEREST EXPENSE. Interest expense was $410,000 (13.8% of total revenue) versus $404,000 (14.8% of total revenue) in the first quarter of 1998 and 1997, respectively. The net increase in interest expense is attributable to additional borrowing by the Company to fund increased business volume (including that of Allstate Factors) in the first quarter of 1998 versus 1997 partially offset by a lower cost of funds and the collection of certain non-performing assets in the latter part of 1997. Gross receivables purchased in the first quarter of 1998 were $71.0 million (including $9.1 million for Allstate Factors) compared to $56.9 million in 1997, an increase of 24.7% in the first quarter of 1998. The average daily outstanding balance on the Company's revolving line of credit was $13.4 million and $11.6 million for the first quarters of 1998 and 1997, respectively, and the average interest rate paid on the Company's revolving line of credit was 8.1% in the first quarter of 1998 compared to 9.0% in the first quarter of 1997.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses decreased from $555,000 (20.3% of total revenue) in the first quarter of 1997 to $547,000 (18.6% of total revenue) in the first quarter of 1998. As of March 31, 1998 and December 31, 1997 the allowance for credit losses was 6.4% ($3.0 million) and 6.3% ($2.7 million) of gross finance receivables, respectively. At March 31, 1998 the accrual of earnings was suspended on $1.1 million of gross finance receivables as compared to $0.8 million of gross finance receivables at December 31, 1997. In addition, "other receivables" and "other assets" appearing on the Company's balance sheet typically do not accrue earnings for financial statement purposes. The following table provides a summary of the Company's gross finance receivables (which includes primarily factored accounts receivable, Collateralized Advances and non-earning receivables), "other receivables" and "other assets" and information regarding the allowance for credit losses as of the dates indicated.

                                                      As of (or for                  As of or for the three
                                                    the Year Ended)                  Months Ended March 31,
                                                 December 31, 1997                  1998                 1997
                                                 -----------------                 ------               -----
                                                                       (Dollars in thousands)
                                                                                           Unaudited
Non-Earning Receivables, Other
  Receivables and Other Assets data:
Non-Earning Receivables                                  $   829                   $1,112               $3,726
Other Receivables                                          3,748                    3,698                4,321
Other Assets (excluding miscellaneous)                     3,941                    3,244                1,881
                                                         -------                    -----                -----
                                                          $8,518                   $8,054               $9,928
                                                          ======                   ======               ======

ALLOWANCE FOR CREDIT  LOSSES:
Balance, January 1                                        $2,579                   $2,739              $2,579
Provision for credit losses                                1,594                      547                 555
Receivables charged off                                   (1,776)                    (274)               (233)
Recoveries                                                   342                       13                   3
Balance at December 31, 1997 and
   March 31, 1998 and 1997 (including
   $275,000 allocated to Life Insurance
   Contracts at December 31, 1997 and
   March 31, 1998)                                        $2,739                   $3,025              $2,904

Allowance for Credit Losses AS A PERCENT OF:
Gross Finance Receivables                                  6.32%                    6.40%               8.94%


Non-Earning Receivables                                  330.40%                  272.03%              77.90%
Non-Earning Receivables, Other
  Receivables and Other Assets                            32.16%                   37.56%              29.25%

As a percent of the sum of Gross
  Finance Receivables, Other
  Receivables and Other Assets:
Non-Earning
  Receivables                                              1.63%                    2.05%               9.63%
Other Receivables                                          7.35%                    6.82%              11.17%
Other Assets                                               7.73%                    5.99%               4.86%

Amount of Allowance Allocated to
 Non-earning Receivables, Other Receivables
   Other Assets                                           $1,055                   $1,484                $925
   Life Insurance Contracts                                  275                      275                 -


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

     COMMISSIONS. Commission expense was $117,000 (3.9% of total revenue) in the first quarter of 1998 as compared to $93,000 (3.1% of total revenue) in the first quarter of 1997. The increase in 1998 is due to more referrals from outside brokers and commissions paid for Allstate Factors.

IMPACT OF INFLATION

     Management believes that inflation has not had a material effect on the Company's revenue, expenses or liquidity during the past three years.

     Changes in interest rate levels do not generally affect the revenue earned by the Company in the form of discounts charged. Rising interest rates would, however, increase the Company's cost of funds based on its current borrowing arrangements which are prime or base rate adjusted credit facilities.

CHANGES IN FINANCIAL CONDITION

     The Company's total assets increased 4.8% to $49.2 million at March 31, 1998 from $46.9 million at December 31, 1997. The increase is primarily the result of a increase in net finance receivables.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal funding sources are the collection of factored accounts receivable, retained cash flow and external borrowings. Additionally, the reduction of other assets ($727,409) primarily reflects the sale of property held by the Company. This porperty was held as additional collateral for a non-performing account.

     For additional detail regarding external borrowings, see Notes 3 and 4 to the unaudited financial statements contained in this Form 10-QSB.

     At March 31, 1998 and December 31, 1997, the Company had working capital of $28.7 million and $23.9 million, respectively, and a ratio of current assets to current liabilities of 2.21 to 1 and 2.30 to 1, respectively. Cash flow from operations together with availability under its credit facilities are adequate to support the Company's current operations.





                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                           PART II - OTHER INFORMATION



ITEM 1. -LEGAL PROCEEDINGS

         For details regarding legal proceedings, see Note 6 to the unaudited financial statements contained in this Form 10-QSB.

ITEM 6. - EXHIBITS

         (a) Exhibit 27 - Financial Data Schedule

         (b) Reports on form 8-K

             - None

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALLSTATE FINANCIAL CORPORATION



Date:        May 15, 1997                   By:  /S/ LAWRENCE M. WINKLER
                                                 -----------------------
                                                     Lawrence M. Winkler
                                    Principal Financial Officer, Duly Authorized