Form 10QSB
period 1998-06-30
ALLSTATE FINANCIAL CORP /VA/
filed 1998-08-14
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED JUNE 30, 1998      COMMISSION FILE NUMBER 0-17832

                         Allstate Financial Corporation
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)




                  Virginia                                       54-1208450
--------------------------------------       -----------------------------------
         (State of Incorporation)            (I.R.S. Employer Identification No)


2700 South Quincy Street, Suite 540, Arlington, VA    22206
---------------------------------------------
(address of principal executive offices)            (zip code)



Registrant's Telephone Number, Including Area Code:  (703) 931-2274



Indicate by the check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

2,323,683 Common Shares were outstanding as of June 30, 1998.

                         ALLSTATE FINANCIAL CORPORATION
                                   FORM 10-QSB
                                      INDEX

                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

     Item 1 -  Financial Statements

      Consolidated Balance Sheets at June 30, 1998
      and December 31, 1997                                                 1-2

      Consolidated Statements of Operations Six and Three Months Ended
      June 30, 1998 and 1997                                                 3

      Consolidated Statements of Shareholders' Equity Six
      Months Ended June 30, 1998 and Year Ended
      December 31, 1997                                                      4

      Consolidated Statements of Cash Flows Six Months Ended
      June 30, 1998 and 1997                                                 5-6

      Notes to Consolidated Financial Statements                            7-11

     Item 2 -  Management's Discussion and Analysis of Results of
      Operations and Financial Conditions                                  12-23


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                              24

     Item 2 - Changes in Securities                                          24

     Item 3 - Defaults Upon Senior Securities

     Item 4 - Submission of Matters to a Vote of Security Holders            24

     Item 5 - Other Information                                              24

     Item 6 - Exhibits and Reports on Form 8-K                               24

     Signatures                                                              25

                         PART I - FINANCIAL INFORMATION

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                        June 30, December 31,
                                                        1998            1997
                                                     (UNAUDITED)
                                     ASSETS


CURRENT ASSETS:
     Cash ......................................    $ 1,911,073     $ 4,200,050
     Receivables:
         Finance Receivables - Net .............     39,155,483      33,742,276
         Receivables - Other - Net .............        724,488       2,988,927

     Prepaid expenses ..........................         33,539         127,741

     Income Tax Receivable .....................      1,970,087            --

     Deferred income taxes .....................      1,234,511       1,056,686
                                                    -----------     -----------

     TOTAL CURRENT ASSETS ......................     45,029,181      42,115,680

FURNITURE, FIXTURES AND EQUIPMENT, Net .........        432,053         494,240

OTHER ASSETS ...................................      2,529,121       4,203,727
                                                    -----------     -----------

                                                    $47,990,355     $46,813,647
                                                    ===========     ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable and accrued expenses .........  $ 1,282,022   $   420,356
     Notes payable .................................   16,329,214    14,373,724
     Income taxes payable ..........................         --         240,226
     Credit balances of factoring clients ..........    5,173,692     3,180,974
                                                       ----------   -----------

      TOTAL CURRENT LIABILITIES ....................   22,784,928    18,215,280






                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                         June 30,   December 31,
                                                           1998           1997
                                                       (UNAUDITED)

NONCURRENT PORTION OF NOTES PAYABLE:
     Convertible Subordinated Notes and Other
         Non-Current Notes ............................ 4,961,000     5,034,327
                                                       -----------   ----------

         TOTAL LIABILITIES ............................27,745,928    23,249,607
                                                       -----------   ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, authorized 2,000,000
         shares with no par value; no shares
         issued or outstanding .........................      --            --

     Common stock,  authorized  10,000,000 shares
         with no par value; 3,107,560 issued,
         2,323,683  outstanding  at June 30, 1998
         and 2,318,451 at December 31, 1997, exclusive
         of shares held in the Treasury ...............    40,000        40,000

     Additional paid-in-capital .......................18,874,182    18,852,312

     Treasury Stock (782,145 shares at June 30, 1998
         and 783,877 shares at December 31, 1997) .....(5,017,604)   (5,030,594)

     Retained Earnings .................................6,347,849     9,702,322
                                                      ------------   -----------

         TOTAL SHAREHOLDERS' EQUITY .................  20,244,527    23,564,040
                                                      ------------   -----------
                                                     $ 47,990,355  $ 46,813,647
                                                      ============   ===========




                 See Notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                  1998                 1997             1998                  1997
                                                             -------------     ---------------     ------------            --------
                                                               (Unaudited)                          (Unaudited)          (Unaudited)

REVENUE:
     Earned discounts ................................       $  2,578,581        $  1,497,010       $  5,015,246        $  3,789,595
     Fees and other income ...........................            481,618             585,103          1,008,435           1,024,624
                                                             ------------        ------------       ------------        ------------

         Total Revenue ...............................          3,060,199           2,082,113          6,023,681           4,814,219
                                                             ------------        ------------       ------------        ------------

EXPENSES:
     Compensation and fringe benefits ................          1,128,096             730,246          1,940,330           1,462,196
     General and administrative expense ..............          2,027,668             501,210          2,895,784           1,039,947
     Interest expense ................................            448,824             223,330            859,155             627,327
     Provision for credit losses .....................          4,911,000             120,790          5,458,000             675,790
     Commissions .....................................             78,264              72,961            194,972             166,112
                                                             ------------        ------------       ------------        ------------

          Total Expenses .............................          8,593,852           1,648,537         11,348,241           3,971,372
                                                             ------------        ------------       ------------        ------------

INCOME/(LOSS) BEFORE INCOME TAXES ....................         (5,533,653)            433,576         (5,324,560)            842,847

INCOME TAXES/(BENEFIT) ...............................         (2,047,452)            160,452         (1,970,087)            311,852
                                                             ------------        ------------       ------------        ------------

NET INCOME/(LOSS) ....................................         (3,486,201)       $    273,124       $ (3,354,473)       $    530,995
                                                             ============        ============       ------------        ------------

NET INCOME/(LOSS) PER COMMON SHARE
                  Diluted ............................       $      (1.50)       $        .12       $      (1.44)       $        .23
                                                             ============        ============       ============        ------------
                  Basic ..............................       $      (1.50)       $        .12       $      (1.44)       $        .23
                                                             ============        ============       ============        ------------

WEIGHTED AVERAGE NUMBER OF SHARES
                  Diluted ............................          2,324,251           2,321,197          2,323,215           2,320,133
                                                             ============        ============       ============        ============
                  Basic ..............................          2,320,966           2,317,917          2,319,930           2,316,853
                                                             ============        ============       ============        ============


                                  ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           YEAR ENDED DECEMBER 31, 1997
                                        AND SIX MONTHS ENDED JUNE 30, 1998


                                                     Common           Paid in          Treasury        Retained
                                                    STOCK             CAPITAL           STOCK          EARNINGS             TOTAL

BALANCE - January 1, 1997                           $40,000       $18,852,312      $(5,034,584)      $8,668,809       $22,526,537

  Conversion of Convertible
     Subordinated Notes to 632
     shares of Common Stock                           -                -                  3,990          -                  3,990

  Net Income                                          -                -               -             1,033,513          1,033,513
                                                ----------- ----------------- -----------------     ----------         ----------


BALANCE - December 31, 1997                          40,000       18,852,312        (5,030,594)      9,702,322         23,564,040

  Conversion of Convertible
     Subordinated Notes to 1,732
     shares of Common Stock                           -                -                 12,990         -                  12,990

1,000 Options Exercised at $5.62                      -               5,620              -              -                   5,620

2,500 Options Exercised at $6.50                                     16,250              -              -                  16,250

Net (Loss) (Unaudited)                              -                  -               -            (3,354,473)       (3,354,473)
                                               ------------ ----------------- -----------------     ----------        -----------

BALANCE - June 30, 1998                             $40,000       $18,874,182      $(5,017,604)      $6,347,849       $20,244,427
                                                    =======       ===========      ============      ==========       ===========


                                  ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                            1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income/(Loss) ...........................................   $  (3,354,473)   $     530,995
     Adjustments to reconcile net income
         to cash provided by operating activities:
         Depreciation - net ......................................          75,000           98,000
         Disposition of automobiles ..............................          30,013             --
         Provision for credit losses .............................       5,458,000          675,790
     Changes in operating assets and liabilities:
         Decrease/(Increase) in other receivables ................       2,264,439        1,801,525
         Decrease in prepaid expenses ............................          94,202           11,422
         (Increase)/Decrease in other assets .....................       1,674,606       (1,342,966)
         (Decrease)/Increase in accounts payable
              and accrued expenses ...............................         861,666         (130,292)
         Decrease/(Increase) in income taxes
              accrued or receivable ..............................      (2,388,138)         592,728
                                                                     -------------    -------------


NET CASH PROVIDED BY
     OPERATING ACTIVITIES ........................................       4,715,315        2,237,202
                                                                     -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of finance receivables, including
         accounts receivable, secured advances,
         repurchases and life insurance contracts ................    (131,818,340)     (90,514,410)
     Collection of finance receivables, including
         accounts receivable, secured advances,
         repurchases and life insurance contracts ................     120,947,133      105,298,655
     Increase (Decrease) in credit balances
         of factoring clients ....................................       1,992,718       (1,632,492)
     Purchase of furniture, fixtures and equipment ...............         (42,826)         (60,163)
                                                                     -------------    -------------


NET CASH (USED) PROVIDED BY
    INVESTING ACTIVITIES .........................................      (8,921,315)      13,091,600
                                                                     -------------    -------------






                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           1998               1997

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit and
         other borrowings ........................................      86,122,438       33,827,009
     Principal payments on line of credit
         and other borrowings ....................................     (84,227,275)     (48,647,885)
     Exercise of Options .........................................          21,870             --
     Treasury Stock Acquisition Costs ............................             (10)            --
                                                                     -------------    -------------

NET CASH PROVIDED (USED) BY IN
     FINANCING ACTIVITIES: .......................................       1,917,023      (14,820,876)
                                                                     -------------    -------------

NET INCREASE (DECREASE) IN CASH ..................................      (2,288,977)         507,926

CASH, Beginning of period ........................................       4,200,050        1,624,899
                                                                     -------------    -------------

CASH, End of period ..............................................   $   1,911,073    $   2,132,825
                                                                     =============    =============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

     Interest paid ..............................................................   $     798,104    $     627,327
                                                                                    =============    =============

     Income taxes paid ..........................................................   $     418,051    $     150,000
                                                                                    =============    =============

     Supplemental Schedule of
     Noncash Activities

     Transfer of finance and other
        receivables to other assets .............................................   $        --      $   1,305,489
                                                                                    =============    =============

     Issuance of Convertible Subordinated
        Notes in exchange for Common Stock ......................................   $      12,990    $        --
                                                                                    =============    =============

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of Allstate Financial Corporation and subsidiaries (the "Company") included herein are unaudited for all periods ended June 30, 1998 and 1997; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Certain amounts related to 1997 have been reclassified to conform with the 1998 presentation.

     2. NET INCOME PER SHARE. In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS No. 128 and the basic and dilutive earnings per share are reflected in the statements of operations.




3. LINE OF CREDIT. As of June 30, 1998, the Company had approximately $8.0 million available under a $25.0 million secured revolving line of credit. The revolving line of credit contains various sub facilities which limit its use. The entire facility is available for the purchase of accounts receivable; however, the Company may (i) borrow up to $5.0 million for collateralized advances secured by machinery and equipment, (ii) borrow up to $2.5 million for collateralized advances secured by inventory, and (iii) issue up to $5.0 million of letters of credit. Borrowings under the credit facility bear interest at a spread over the bank's base rate or a spread over LIBOR, at the Company's election. The Company is subject to covenants which are typical in revolving credit facilities of this type. The current maturity date of this credit facility is May 27, 2000.

Because of the net loss caused by the provision for credit losses in the quarter ended June 30,1998, the Company was in technical default of covenants related to interest coverage, net worth requirements, and net cash advanced to any one client. The Company has received waivers of these defaults or amendments to those covenants from the bank participants in the line of credit.

4. CONVERTIBLE SUBORDINATED NOTES PAYABLE. As of June 30, 1998 and June 30, 1997, the Company had outstanding approximately $4,961,000 and $4,978,000, respectively, in aggregate principal amount of Convertible Subordinated Notes issued in exchange for shares of the Company's common stock (currently held by the Company as treasury stock). The Convertible Subordinated Notes were issued in exchange for 782,145 shares of common stock. The Convertible Subordinated Notes (i) mature on September 30, 2000, (ii) currently bear interest at a rate of 9.5% per annum, which rate of interest fluctuates with the prime rate, but may not fall below 8% nor rise above 10% per annum, (iii) are convertible into common stock of the Company at $7.50 per share, (iv) are subordinated in right of payment to the Company's obligations under its secured revolving credit facility and (v) were issued pursuant to an indenture which contains certain covenants which are less restrictive than those contained in the Company's secured revolving credit facility. Upon the occurrence of certain "fundamental changes", the holders of the Convertible Subordinated Notes have the right to have their Notes redeemed at par. The election of the five persons nominated by the Independent Shareholders/Directors Committee in connection with the recently concluded proxy contest was deemed to constitute a "fundamental change" as defined in the Notes indenture. As a result, on June 17, 1998 the Company mailed to holders of the Notes a Notice of Fundamental Change, which enables the holders of the Notes to elect by 5:00 p.m., Eastern time, on August 17, 1998 to have their Notes redeemed at par. The Company intends to offer existing Note holders who are accredited investors (including those holders who rescind any election to have their Notes redeemed) the option of exchanging their current Notes for new unsecured, subordinated notes having the same principal amount (the "New Notes"). The New Notes will mature on September 30, 2003 (three years later than the current Notes), will bear a fixed interest rate of 10% per annum, will be convertible into common stock at $6.50 per share, and will not be redeemable by the Company. The Company's largest stockholder has agreed in principle to exchange its current $1.3 million of Notes for the same amount of New Notes and also to subscribe to additional New Notes in an amount sufficient to fund all redemptions of existing Notes, subject to the negotiation and execution of final documents.

     5. NEW ACCOUNTING PRONOUNCEMENTS. In February 1997, The FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129 consolidates the existing guidance from several other pronouncements relating to an entity's capital structure. At June 30, 1998, the implementation of this statement did not materially impact the presentation of any component of the Company's financial statements and related footnote disclosures.


     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This pronouncement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for financial statements beginning after December 15, 1997. For the six months ended June 30, 1998 and 1997, net income equaled comprehensive income.


     Additionally, in June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements beginning after December 15, 1997. At June 30, 1998, the implementation of this statement did not materially impact the presentation of any component of the Company's financial statements and related footnote disclosures.

6. CERTAIN CONTINGENCIES. The Company is a defendant in WHITE, TRUSTEE V. ALLSTATE FINANCIAL CORPORATION pending in the U.S. Bankruptcy Court for the Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"). Lyons was the subject of a leveraged buy-out and subsequently filed a bankruptcy petition. In 1991, the Lyons' trustee brought an action against the Company claiming, among other things, fraudulent transfer and breach of contract. In late 1994, the Company reached a settlement agreement with the Lyons' trustee, subject to approval by the bankruptcy court, which would have released the Company from all claims upon the payment of $300,000. A creditor in the bankruptcy proceeding, Sherwin-Williams Company, objected to the proposed settlement amount and, in March 1995, the objection was sustained by the bankruptcy court. The $300,000 previously paid by the Company was returned to the Company in April 1996; however, the Company continues to maintain a liability for this amount. The matter is currently being litigated in the District Court. It is anticipated that the court will set a trial date later in 1998 or early 1999. Management does not believe at this time that the Company has a material exposure (exclusive of potential accrued interest) significantly in excess of the previously agreed upon settlement amount.

     In connection with the same transaction, the Company was also named in January 1994 as a defendant in SHERWIN-WILLIAMS COMPANY V. ROBERT CASTELLO ET. AL. pending in the United States District Court for the Northern District of Ohio. Sherwin-Williams is suing all parties with any involvement in the transaction to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and the bankruptcy litigation arising therefrom. Sherwin-Williams asserts that it has or will incur pension fund liabilities and other liabilities as a result of the transaction in the approximate amount of $11 million and has asserted claims against the Company in that amount. The complaint asserts, among other things, that the purchasers of Lyons breached their purchase agreement with Sherwin-Williams by pledging the assets of Lyons to the Company to obtain the down payment. The Company was not a party to the purchase agreement. In response to the complaint, the Company filed a motion to dismiss all claims. In March 1997, a Federal magistrate recommended to the District Court that the Company's motion to dismiss the six claims contained in the original complaint be granted. However, the magistrate recommended that the Company's motion to dismiss two new claims, i.e., tortious interference with contract and civil conspiracy to defraud, contained in an amended complaint be denied. The District Court sustained the magistrate's recommendation. The Company believes that it has meritorious defenses and intends to vigorously defend all claims. However, the litigation is in the preliminary stage and the probability of a favorable or unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time. The case is currently scheduled for trial in 1999.

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

     On August 1, 1994, Guziczek filed a voluntary Chapter 11 petition under the United States Bankruptcy Code and on June 14, 1995 the case was converted to a Chapter 7 proceeding. On January 3, 1996, AG filed a separate voluntary Chapter 7 petition. No action was ever taken by the trustee in the Guziczek or AG bankruptcy proceedings to pursue the Counterclaims. On June 2, 1997, the trustee for the AG bankruptcy estate filed a motion to abandon certain claims against the Company, including all claims that the Company diverted proceeds of public improvement contracts. On October 7, 1997, New York Surety Company (hereinafter referred to as the "Surety") filed pleadings objecting to the abandonment of such claims against the Company. The Surety provided the payment and performance bond to AG in connection with the construction jobs performed for the City of New York. In its pleadings, the Surety asserts that it is subrogated to AG's claims and thereby seeks to intervene and file an intervenor's complaint against the Company. The proposed complaint adopts the Counterclaims and seeks an accounting. The Surety asserts damages of approximately $4,000,000. On April 9, 1998, the bankruptcy court remanded the matter to state court. The Company believes it has meritorious defenses to the Counterclaims and intends to vigorously defend all claims. However, the litigation is in the preliminary stage and the probability of a favorable or unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time.

     On June 24, 1998, the Surety was formally declared insolvent by the Superintendent of Insurance of the State of New York (hereinafter referred to as the "Superintendent") and as such the Superintendent was judicially appointed as rehabilitator of the surety to conduct its business. At this time, it is uncertain whether the Superintendent will continue to pursue the litigation against the Company.

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

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     This Form 10-QSB contains certain "forward-looking statements" relating to the Company which represent the Company's current expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, seasonality, and variability of quarterly results, ability of the Company to continue its growth strategy, competition, and regulatory restrictions relating to potential new activities, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

GENERAL

     The Company is a specialized commercial finance company principally engaged in providing small- to medium-sized, high risk, growth or turnaround companies, including debtors-in-possession. The Company purchases accounts receivable at a discount or makes advances to its clients collateralized by receivables, inventory, equipment, real estate and other assets (collectively, "Collateralized Advances"). The Company may advance funds secured by equity in the client's existing portfolio of Factored Accounts Receivable, equity in other of the client's principal(s) or accounts receivable including property pledged by the client's principal(s) or accounts receivable generated through the use of the proceeds of such secured advances (such advances, collectively, "Overadvances Secured by General Liens"). On occasion, the Company will also provide other specialized financing structures which satisfy the unique requirements of the Company's clients. In addition, the Company provides financial assistance to clients in the form of guaranties, letters of credit, credit information, receivables monitoring, collection service and customer status information.

     In May 1997 the Company established Allstate Factors. Allstate Factors is engaged in traditional "non-recourse" factoring of accounts receivable in which the factor typically assumes the risk that an account debtor may become insolvent. However, due to declining volume and the departure of primary staff, it has been determined to transfer the remaining clients to another factor. The Company does not anticipate any significant negative impact associated with the closure of this operation.

     The Company's clients are small- to medium-sized, high risk, growth and turnaround companies with annual revenues typically between $600,000 and $25,000,000. The Company's clients do not typically qualify for traditional bank financing because they are either too new, too small, undercapitalized (over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank. Accordingly, there is a significant risk of default and client failure inherent in the Company's business.

     The Company often competes against banks, traditional asset-based lenders and small independent finance companies. The Company anticipates that competition will remain intense through all of 1998 and may continue to exert downward pressure on pricing, especially in the Company's core business. In order to remain competitive, the Company is, where necessary and appropriate, offering lower rates than it has historically. The Company believes that its ability to respond quickly and to provide specialized, flexible and comprehensive financial arrangements to its clients enables it to compete effectively. Although the Company has historically been successful in replacing major clients, competition resulting in the loss of one or more major clients and an inability to replace those clients could have a material adverse effect on the Company. Additionally, the Company's efforts to reduce the risk profile of new clients and the total amount advanced to any one client may have an adverse impact future earnings of the Company.

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


                                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                                                           1998                       1997
                                                                       (Unaudited)                (Unaudited)

REVENUE
   Earned discounts                                                2,578,581      84.3%       $1,497,010    71.9%
   Fees and other revenue                                            481,618      15.7          585,103     28.1
                                                                 -----------    ------      -----------   ------
        TOTAL REVENUE                                              3,060,199     100.0        2,082,113    100.0%
                                                                  ----------     -----       ----------    -----

EXPENSES
   Compensation and fringe benefits                                1,128,096      36.8           730,246    35.1
   General and administrative expense                              2,027,668      66.2           501,210    24.1
   Interest expense                                                  448,824      14.7           223,330    10.7
   Provision for credit losses                                     4,911,000     160.5           120,790     5.8
   Commissions                                                        78,264       2.6            72,961     3.5
                                                                ------------   -------      ------------   -----

         TOTAL EXPENSES                                            8,593,852     280.8         1,648,537    79.2
                                                                  ----------    ------        ----------   -----

INCOME (LOSS) BEFORE
   INCOME TAXES (BNEFIT)                                          (5,533,653)   (180.8)          433,576    20.8

INCOME TAXES (BENEFIT)                                            (2,047,452)    (66.9)          160,452     7.7
                                                                 ------------     -----         ----------- -----

NET INCOME (LOSS                                                 $(3,486,201)   (113.9)%         273,124    13.1%
                                                                  ===========    ======          ---------- =====

NET INCOME (LOSS) PER COMMON SHARE
              DILUTED                                                    $(1.50)                      $0.12
                                                                          ======                      =====
              BASIC                                                      $(1.50)                      $0.12
                                                                          ======                      =====

WEIGHTED AVERAGE NUMBER OF SHARES
              DILUTED                                              2,324,251                   2,321,187
                                                                   ==========                  ==========
              BASIC                                                2,320,966                   2,317,919
                                                                   ==========                  ==========








                      [THIS SPACE INTENTIONALLY LEFT BLANK]




                                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                                             1998                       1997
                                                                         (Unaudited)               (Unaudited)

REVENUE
   Earned discounts                                                $5,015,246     83.3%       $3,789,595     78.8%
   Fees and other income                                            1,008,435     16.7         1,024,624     21.2
                                                                  -----------    -----       -----------  -------
      TOTAL REVENUE                                                 6,023,681    100.0%        4,814,219    100.0%
                                                                   ----------    -----       -----------    -----

EXPENSES
   Compensation and fringe benefits                                 1,940,330      32.2         1,462,196     30.4
   General and administrative expense                               2,895,784      48.1         1,039,947     21.6
   Interest expense                                                   859,155      14.3           627,327     13.0
   Provision for credit losses                                      5,458,000      90.6           675,790     14.0
      Commissions                                                     194,972       3.2           166,112      3.5
                                                                  -----------    ------      ------------     ----

      TOTAL EXPENSES                                               11,348,241     188.4         3,971,372     82.5
                                                                   ----------     -----       -----------    -----

INCOME (LOSS) BEFORE INCOME TAXES                                  (5,324,560)    (88.4)          842,847     17.5

INCOME TAXES (BENEFIT)                                             (1,970,087)    (32.7)          311,852      6.5
                                                                  -----------     -----        ------------   ------

NET INCOME (LOSS)                                                 $(3,354,473)    (55.7)%     $   530,995     11.0%
                                                                  ===========     ======         ==========   ====

NET INCOME (LOSS) PER COMMON SHARE
         DILUTED                                                          $(1.44)                      $0.23
                                                                          ======                       =====
         BASIC                                                            $(1.44)                      $0.23
                                                                          ======                       =====
WEIGHTED AVERAGE NUMBER OF SHARES
         DILUTED                                                     2,323,215                  2,320,133
                                                                    ==========                 ==========
         BASIC                                                       2,319,930                  2,317,919
                                                                    ==========                 ==========



         TOTAL REVENUE. Total revenue consists of (i) earned discounts and (ii) fees and other income. "Earned discounts" consist primarily of income from the purchase of accounts receivable and life insurance policies and income from Collateralized Advances and Overadvances. "Fees and other income" consist primarily of application fees, commitment or facility fees, other related financing fees and supplemental discounts paid by clients who do not sell the minimum volume of accounts receivable required by their contracts with the Company (including as a result of "graduating" to a lower cost source of funding).

         The following table breaks down total income by type of transaction for
the  periods  indicated  and  the  percentage   relationship  of  each  type  of
transaction to total income.

                                                            For the Three Months Ended June 30,

                                                      1998                                        1997
                                                  (Unaudited)                                (Unaudited)
                                      ------------------------------------        ---------------------------------
                                             Earned              % of Total                 Earned         % of Total
         TYPE OF TRANSACTION                 INCOME                INCOME                   INCOME           INCOME
   -------------------------           ----------------           ---------            -----------         ---------

Discount on Factored
     Accounts Receivable                     $1,085,667              35.5%             $   835,726            40.1%
Earnings on Collateralized
     Advances                                   708,156               23.1                 365,501             17.6
Earnings on Overadvances                        784,758               25.7                 195,783              9.4
Earnings on Purchased Life
     Insurance Policies                          -                     -                   100,000              4.8
                                      -----------------           --------            ------------          -------
     Total                                    2,578,581               84.3               1,497,010             71.9
Fees and Other Income                           481,618               15.7                 585,103             28.1
                                           ------------             ------            ------------           ------
     Total Revenue                           $3,060,199             100.0%              $2,082,113           100.0%
                                             ==========             =====               ==========           =====



                                                           For the Six Months Ended June 30,

                                                      1998                                      1997
                                                  (Unaudited)                                (Unaudited)
                                      ------------------------------------        ---------------------------------
                                               Earned             % of Total               Earned         % of Total
         TYPE OF TRANSACTION                   INCOME               INCOME                 INCOME            INCOME
        --------------------                -----------           ----------           ------------       -----------

Discount on Factored
     Accounts Receivable                     $2,616,119              43.5%              $2,320,053            48.2%
Earnings on Collateralized
     Advances                                 1,108,654               18.4                 836,744             17.4
Earnings on Overadvances                      1,290,473               21.4                 432,798              8.9
Earnings on Purchased Life
     Insurance Policies                           -                    -                   200,000              4.2
                                      ------------------           -------            ------------          -------
     Total                                    5,015,246               83.3               3,789,595             78.7
Fees and Other Income                         1,008,435               16.7               1,024,624             21.3
                                            -----------              -----             -----------           ------
     Total Revenue                           $6,023,681              100.0%             $4,814,219           100.0%
                                             ==========              =====              ==========           =====


         Total revenue increased 25.1% in the first half of 1998 from the same period in 1997, from $4.8 million to $6.0 million; total revenue increased 47.1% for the second quarter of 1998 over the same period 1997, from $2.1 million to $3.1 million. Earned discounts from finance receivables increased 12.8%, from $2.3 million to $2.6 million in the first half of 1998 versus the first half of 1997. In the second quarter earned discounts from finance receivables increased 29.9% to $1.1 million from $0.8 million. The increase in earned discounts from factored accounts receivable in the second quarter of 1998 is largely the result of additional volume of new clients (10 in 1998, 1 in 1997) during the second quarter. Earned discounts from factored accounts receivable as a percentage of total factored accounts receivable purchased were 2.8% and 3.1% in the first halves of 1998 and 1997, respectively; in the second quarters of 1998 and 1997, earned discounts were 2.6% and 3.1%, respectively, of factored accounts receivable. The reduction during the first half of 1998 versus 1997 in the average earned discount from factored accounts receivable reflects the downward pressure on pricing from competition in the Company's core business. In the first halves of 1998 and 1997, earned discounts from factored accounts receivable accounted for 43.5% and 48.2%, respectively, of total revenue. In the second quarters of 1998 and 1997, earned discounts from factored accounts receivable accounted for 35.5% and 40.1%, respectively, of total revenue.

         Earned discounts from Collateralized Advances increased approximately 32.5% in the first half of 1998 versus the comparable period in 1997, to approximately $1.1 million from $0.8 million and increased approximately 93.7% in the second quarter of 1998 over the same quarter in 1997, to approximately $708 thousand from $366 thousand. In the first halves of 1998 and 1997, earned discounts from Collateralized Advances constituted approximately 18.4% and 17.4%, respectively, of total income. In the second quarter of 1998 and 1997, earnings on Collateralized Advances were 23.1% and 17.6%, respectively, of total income. The increase in earned discounts from Collateralized Advances in 1998 reflects a move towards Collateralized Advances, as a larger part of the Company's receivables. In the second quarters of 1998 and 1997, earned discounts from Collateralized Advances constituted 23.1% and 17.6%, respectively, of total income. Collateralized Advances currently bear interest at a rate, on average, of approximately 2% per month calculated generally on the average outstanding amount of the Collateralized Advance during the month. Earned discounts from Collateralized Advances are required to be paid in cash monthly in arrears.
See Provision for Credit Losses below.

         Earnings on Overadvances increased approximately 198.2% in the first half of 1998 versus the comparable period in 1997, to approximately $1.3 million from $433 thousand and increased approximately 300.8% in the second quarter of 1998 over the same quarter in 1997, to approximately $785 thousand from $196 thousand. In the first halves of 1998 and 1997, earnings on Overadvances constituted approximately 21.4% and 8.9%, respectively, of total income. In the second quarter of 1998 and 1997 earnings on Overadvances were 25.7% and 9.4%, respectively, of total income. Earnings on Overadvances are usually greater than on other types of advances. Overadvances are generally short-term in nature and are repaid directly by the client. Interest is usually required to be paid in cash no less frequently than monthly in arrears. The increase in earnings on Overadvances in the quarter and the half year ended June 30, 1998 results primarily from activity in the account of one client, MGV International, Inc. See Provision for Credit Losses below.

        As of June 30, 1998 and December 31, 1997, factored accounts receivable included on the Company's balance sheet were $30.3 million (59.4%) and $30.4 million (70.2%), respectively, of gross finance receivables. As of June 30, 1998 and December 31, 1997, Collateralized Advances included on the Company's balance sheet were $9.7 million (19.0%) and $7.0 million (16.3%), respectively, of gross finance receivables. As of June 30, 1998 and December 31, 1997,

Overadvances included on the Company's balance sheet were $3.9 million (7.9%) and $604 thousand (1.4%), respectively, of gross finance receivables. Approximately $2.5 million as of June 30, 1998 and none as of December 31, 1997 were due from one client, MGV International, Inc.

         Fees and other income remained relatively constant, approximately $1.0 million, in the first half of 1998 as compared to the same amount for the same period in 1997. In the second quarter of 1998, fees and other income were $482 thousand compared to $585 thousand in 1997. For 1997, included in fee income is an unusually large supplemental discount in the amount of $165 thousand. This is partially offset by an increase in various operational fees in 1998.

         COMPENSATION AND FRINGE BENEFITS. In the first half of 1998 and 1997, compensation and fringe benefits were $1.9 million (32.2% of total revenue) and $1.5 million (30.4% of total revenue), respectively. For the second quarters of 1998 and 1997, compensation and fringe benefits were $1.1 million (36.9% of total revenue) and $730 thousand (35.1% of total revenue), respectively. Within compensation and fringe benefits, executive compensation increased in the first half of 1998 as compared to the same period in 1997, from $431 thousand (9% of total revenue) to $719 thousand (11.9% of total revenue). Executive compensation also increased in the second quarter of 1998 as compared to the same period in 1997, from $209 thousand (10.0% of total revenue) to $497 thousand (16.2% of total revenue). The higher compensation and fringe benefits (including executive compensation) during 1998 were chiefly the result of expenses associated with the severance of key employees and the payroll costs associated with Allstate Factors.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $2.9 million (48.1% of total revenue) as compared to $1.0 million (21.6% of total revenue) for the first half of 1998 and 1997, respectively. For the second quarters of 1998 and 1997, general and administrative expense was $2.0 million (66.2% of total revenue) and $501 thousand (24.1% of total revenue), respectively. During the second quarter of 1998, general and administrative expenses were significantly increased by the proxy contest concluded during the quarter. The election of directors was held on May 12, 1998. In addition to the slate of directors presented by the Company, another slate was presented by the independent shareholders/directors committee. The independent slate prevailed in electing five directors, which constituted the entire Board of Directors at the time (see Part II, Item 4. - Submission of Matters to a Vote of Security Holders). The fees and expenses of the proxy contest for the first six months of 1998 were $857 thousand (14.6% of total revenue) and for the quarter ended June 30, 1998 the expenses were $679 thousand (22.2% of total revenue), including the expenses of the independent shareholders/directors committee ($300 thousand), which were reimbursed by the Company. During the six and three months of 1998 the general and administrative expenses of the Allstate Factors Division were $291 thousand (4.8% of total revenue) and $152 thousand (5.0% of total revenue), respectively, without any corresponding expenses for 1997. In addition, professional fees and expenses in connection with the liquidation of clients' portfolios and collateral were $629 thousand (10.5% of total revenue) for the six months ended June 30, 1998 versus $305 thousand (6.3% of total revenue) for the six months ended June 30, 1997. For the quarter ended June 30, 1998 and 1997, professional fees and expenses were $447 thousand (14.6% of total revenue) versus $146 thousand (7.0% of total revenue). The increase in professional fees in 1998 is attributable principally to litigation expenditures associated with legal procedures instituted in prior years. General and administrative expenses (exclusive of the proxy contest, Allstate Factors, and professional fees and expenses) for the six months ended June 30, 1998 and 1997 were $1.1 million (18.6% of total revenue) versus $769 thousand (25.1% of total revenue). For the three months ended June 30, 1998 and 1997, adjusted general and administrative expenses were $462 thousand (15.1% of total revenue) against $355 thousand (17.1% of total revenue). The increase in the balance of General and Administrative expenses ($350 thousand) is principally comprised of increases in professional fees other ($220 thousand) and recruitment fees ($95 thousand).

         INTEREST EXPENSE. Interest expense was $859 thousand (14.3% of total revenue) versus $627 thousand (13.0% of total revenue) for the first half of 1998 and 1997, respectively, and $448 thousand (14.7% of total revenue) versus $223 thousand (10.7% of total revenue) for the second quarters of 1998 and 1997, respectively. The increase in interest expense is primarily attributable to the Allstate Factors Division which commenced operations during the third quarter of 1997. Interest expense on the Convertible Subordinated Notes was comparable in the first half and second quarter of 1998, to that in the first half and second quarter of 1997. The average daily outstanding balance on the Company's revolving lines of credit was $14.2 million and $7.5 million for the first halves of 1998 and 1997, respectively, and $14.9 million and $3.3 million for the three months ended June 30, 1998 and 1997, respectively. The average interest rate paid on the Company's revolving lines of credit decreased to 8.07% during the first half of 1998 from 9.07% during the first half of 1997 and was 8.04% during the second quarter of 1998 as compared to 9.16% during the second quarter of 1997. The increase in the outstanding balance in the Company's revolving credit line reflects the increase in the finance receivables. The balance of the net receivables at June 30, 1998 was $40 million versus $19.6 million at June 30, 1997.

         PROVISION FOR CREDIT LOSSES. Credit loss experience, the adequacy of underlying collateral, changes in the character and size of the Company's receivables portfolio and management's judgment are factors used in determining the provision for credit losses and the adequacy of the allowance for credit losses. Other factors given consideration in determining the adequacy of the allowance are the level of related credit balances of factoring clients and the current and anticipated impact of economic conditions on the creditworthiness of the Company's clients and account debtors. To mitigate the risk of credit loss, the Company, among other things: (i) thoroughly evaluates the collateral to be made available by each client; (ii) usually collects its factored accounts receivable directly from account debtors, which are frequently (though not always) large, creditworthy companies or governmental entities; (iii) purchases, or takes a first priority security interest in, all accounts receivable of each client; (iv) takes, whenever available, blanket liens on all of its clients' other assets and, when making Collateralized Advances, employs what management believes to be conservative loan-to-value ratios based on auction or liquidation value appraisals performed by independent appraisers; (v) almost always requires personal guaranties (either unlimited guaranties or guaranties limited to the validity and collectability of factored accounts receivable) from its clients' principals, and (vi) actively monitors its portfolio of factored accounts receivable, including the creditworthiness of account debtors and, (vii) periodically evaluates the value of other collateral securing Collateralized Advances.

         Management recognizes that Collateralized Advances entail different, and possibly greater, risks to the Company than the factoring of accounts receivable. Risks associated with the making of Collateralized Advances (but not the factoring of accounts receivable) include, among others: (i) certain types of collateral securing Collateralized Advances may diminish in value (possibly precipitously) over time (sometimes short periods of time), (ii) repossessing, safeguarding and liquidating collateral securing Collateralized Advances may require the Company to incur significant fees and expenses some or all of which may not be recoverable, (iii) clients may dispose of (or conceal) the collateral securing Collateralized Advances and (iv) clients or natural disasters may destroy the collateral securing Collateralized Advances. The Company attempts to manage these risks, respectively, by (i) engaging independent appraisers to review periodically the value of collateral securing Collateralized Advances at intervals established by management based on the characteristics of the underlying collateral, (ii) employing conservative loan-to-value ratios which management believes should generally enable the Company to recover from liquidation proceeds most of the fees and expenses incurred in connection with repossessing, safeguarding and liquidating collateral, (iii) using its field examiners to inspect collateral periodically and, when appropriate, engaging independent collateral monitoring firms to implement appropriate collateral control systems, including bonding certain of the client's employees and (iv) requiring clients to maintain appropriate amounts and types of insurance issued by insurers acceptable to the Company naming the Company as the party to whom loss is paid. Although management believes that the Company has (or third parties acting on behalf of the Company have) the requisite skill to evaluate, monitor and manage the risks associated with the making of Collateralized Advances, there can be no assurance that the Company will in fact be successful in doing so.

         The making of Overadvances is generally considered by the Company to entail greater risk than either factoring of accounts receivable or the making of Collateralized Advances. Overadvances are secured primarily by equity in the client's assets which is in excess of the formulae used by the Company to calculate availability of advances for accounts receivable factoring or Collateralized Advances. In addition, other assets, including those owned by clients' principals, may be pledged. Accordingly the Company may find it to be difficult to realize the values of such collateral to repay Overadvances. The Company makes Overadvances after determining specific uses of each Overadvance and agreeing with the client on the repayment plan for each such advance, which is usually a function of a future purchase of an account receivable or a Collateralized Advance to be made at a future date. Although the Company carefully monitors each Overadvance, there can be no assurance that Overadvance activity, particularly if concentrated with a single account debtor, could not have a material adverse effect on the Company.

         The provision for credit losses increased from $676 thousand (14.0% of total revenue) in the first half of 1997 to $5.5 million (90.6% of total revenue) in the first six months of 1998. The provision for credit losses during the second quarter of 1998 was increased by approximately $4.3 million. During the second quarter, the Company recorded $3.2 million of writedowns or additional reserves for nine non-performing assets, a substantial majority of which had been non-performing at December 31, 1997, because of adverse events related to those assets. Specifically, during the second quarter of 1998, the Company lost a lawsuit for approximately $900 thousand and was confronted by the bankruptcy of a major obligor for approximately $900 thousand. The Company also determined that an appraisal received during the quarter ended March 31, 1998, did not properly reflect the value of the property because the appraiser did not use appropriate comparable sales of similar properties in formulating his opinion of the property's value. As of June 30, 1998 and December 31, 1997 the allowance for credit losses was 6.6% ($3.4 million) and 4.6% ($2.0 million) of gross finance receivables, respectively. At June 30, 1998, the accrual of earnings was suspended on $300 thousand of gross finance receivables as compared to $829 thousand of gross finance receivables at December 31, 1997. In addition, "other receivables" and "other assets" appearing on the Company's balance sheet typically do not accrue earnings for financial statement purposes. The following table provides a summary of the Company's gross finance receivables (which includes primarily factored accounts receivable, Collateralized Advances and non-earning receivables), "other receivables" and "other assets" and information regarding the allowance for credit losses as of the dates indicated.


                                                     As of (or for                     As of or for the six
                                                    the Year Ended)                    Months Ended June 30,
                                                 DECEMBER 31, 1997                  1998                 1997
                                                 -----------------                 ------               -----
                                                                   (Dollars in thousands)

NON-EARNING RECEIVABLES, OTHER                                                                Unaudited
  RECEIVABLES AND OTHER ASSETS DATA:

Non-Earning Receivables                                  $   829                  $   373             $  4,587
Other Receivables                                          3,748                    1,719                2,592
Other Assets (excluding miscellaneous)                     3,941                    2,602                3,187
                                                         -------                  -------             --------
                                                          $8,518                   $4,694              $10,366
                                                          ======                   ======              =======
ALLOWANCE FOR CREDIT LOSSES:

Balance, January 1                                        $2,579                   $2,739               $2,579
Provision for credit losses                                1,594                    5,453                  676
Receivables charged off                                   (1,776)                  (3,428)                (360)
Recoveries                                                   342                       26                  316
Balance at December 31, 1997 and
   June 30, 1998 and 1997 (including
   $275,000 allocated to Life Insurance
   Contracts at December 31, 1997 and
   June 30, 1998)                                         $2,739                   $4,790               $3,211

ALLOWANCE FOR CREDIT LOSSES AS A PERCENT OF:

Gross Finance Receivables                                   6.32%                     9.40%              16.00%
Non-Earning Receivables                                   330.40%                 1,284.19%              70.00%
Non-Earning Receivables, Other
  Receivables and Other Assets:                            32.16%                   102.05%              30.98%

AS A PERCENT OF THE SUM OF GROSS
  FINANCE RECEIVABLES, OTHER
  RECEIVABLES AND OTHER ASSETS:

Non-Earning Receivables                                     1.63%                     0.68%              17.79%
Other Receivables                                           7.35%                     3.37%              10.00%
Other Assets                                                7.73%                     4.71%              12.36%

AMOUNT OF ALLOWANCE ALLOCATED TO:

Non-earning Receivables,
   Other Receivables and Other Assets                      $1,055                   $1,425              $1,675
   Life Insurance Contracts                                   275                      275                 -



         In light of the significant charge-off of $3.4 million of receivables during the first half of 1998 (of which $3.2 million was during the second quarter), the sum of non-earning receivables, other receivables and other assets ("non-performing assets") declined by $3.8 million or 44.9% from December 31, 1997 to June 30, 1998. As a result, non-performing assets as a percentage of total assets declined from 18.2% at December 31, 1997 to 9.6% at June 30, 1998.

         The $5.5 million provision for credit losses in the first half of 1998 (of which $4.9 million was in the second quarter), reflects Management's intention to replenish the allowance for credit losses in light of the significant charge-offs incurred. A portion of the reserve is allocated to non-earning receivables, other receivables, and other assets (see chart on page
21) and the balance is maintained at a level based on an assessment of the risks inherent in the finance receivables portfolio. The reserve balance was increased to reflect the higher level of Overadvances funded during the quarter, including a higher than usual concentration with one client.

         Although the Company currently maintains an allowance for credit losses in an amount deemed by management to be adequate to cover potential losses, no assurance can be given that the allowance will in fact be adequate or that an inadequacy, if any, in the allowance could not have a material adverse effect on the Company's earnings in future periods. Furthermore, although management believes that its periodic estimates of the value of "other receivables" and "other assets" are appropriate, no assurance can be given that the amounts which the Company ultimately collects with respect to other receivables and other assets will not differ significantly from management's estimates or that those differences, if any, could not have a material adverse effect on the Company's earnings in future periods.

         COMMISSIONS. Commission expense was $195 thousand (3.2% of total revenue) in the first six months of 1998 as compared to $166 thousand (3.4% of total revenue) in the first six months of 1997. During the second quarter of 1998, commission expenses were $78 thousand (2.6% of total revenue) as compared to $73 thousand (3.5% of total revenue) for the second quarter of 1997. The increase in commission expense reflects the increase in earned discounts.

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

CHANGES IN FINANCIAL CONDITION

         The Company's total assets increased 2.5% to $48.0 million at June 30, 1998 from $46.8 million at December 31, 1997. The increase is primarily the result of a $5.4 million, or 16.0%, increase in net finance receivables and a $1.9 million income tax receivable, partially offset by decreases of $2.3 million in cash and $3.9 million in other receivables and other assets. The decrease in other receivables is primarily a function of the write-off of $1.8 million of non-earning assets, while the income tax receivable results from the loss for the three months ended June 30, 1998. The decrease in other assets comprises the collections of $725 thousand and the write-off of $625 thousand of non-earning assets.

         The increase in assets was primarily funded by increases of $2.0 million in credit balances of factoring clients and $2.0 million in notes payable under the Company's revolving credit facility. Current liabilities increased by $4.6 million or 25.1% in the first half of 1998, resulting in a decline in the Company's working capital ratio as disclosed below. Total debt as a percentage of total equity increased to 137.1% at June 30, 1998 from 98.7% at December 31, 1997.

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

         At June 30, 1998 and December 31, 1997, the Company had working capital of $22.2 million and $23.9 million, respectively, and a ratio of current assets to current liabilities of 1.98 to 1 and 2.31 to 1, respectively.






                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

         For details regarding legal proceedings, see Note 5 to the unaudited financial statements contained in this Form 10-QSB.

ITEM 2. - CHANGES IN SECURITIES

         None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on May 12, 1998. The shareholders voted as follows:

         Nominees elected as directors:
                                                       # OF VOTES
            C. Scott Bartlett                           1,214,320
            David W. Campbell                           1,214,320
            Edward A. McNally                           1,214,320
            William H. Savage                           1,214,320
            Lindsay R. Trittipoe                        1,214,705

         Nominees not elected as directors:
                                                       # OF VOTES
            Craig Fishman                                 838,095
            Alan L. Freeman                               838,095
            Wayne M. Lee                                  838.095
            John V. Pollock                               838,095
            David P. Bindeman                             838,095

ITEM 5. - OTHER INFORMATION

         None.

ITEM 6(a). - EXHIBITS

         EXHIBIT 10.9.  EMPLOYMENT CONTRACTS

         Severance Agreement with Craig Fishman dated July 2, 1998.

         EXHIBIT 27.  FINANCIAL DATA SCHEDULE

ITEM 6(b). - REPORTS ON FORM 8-K

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALLSTATE FINANCIAL CORPORATION


                                                     /S/ LAWRENCE M. WINKLER
                                                       -----------------------
                                                         Lawrence M. Winkler
                                                         Secretary/Treasurer
                                                        Chief Financial Officer


Date:        August 14, 1998