Form 10QSB
period 1998-09-30
ALLSTATE FINANCIAL CORP /VA/
filed 1998-11-20
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10 - QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 30, 1998    COMMISSION FILE NUMBER 0-17832

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



Indicate by the check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

2,323,683 Common Shares were outstanding as of September 30, 1998.



                         ALLSTATE FINANCIAL CORPORATION
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                          Number
Part I - Financial Information

 Item 1 -  Financial Statements

  Consolidated Balance Sheets at September 30, 1998
  and December 31, 1997                                                     1-2

  Consolidated Statements of Operations for the Three and Six
  Months Ended September 30, 1998 and 1997                                   3

  Consolidated Statements of Shareholders' Equity for the Year Ended
  December 31, 1997 and Nine Months Ended September 30, 1998                 4

  Consolidated Statements of Cash Flows for the Nine Months Ended
  September 30, 1998 and 1997                                               5-6

  Notes to Consolidated Financial Statements                                7-10

 Item 2 -  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                                    11-22


Part II - Other Information

     Item 1 - Legal Proceedings                                              23

     Item 2 - Changes in Securities and Use of Proceeds                      23

     Item 3 - Defaults Upon Senior Securities                                23

     Item 4 - Submission of Matters To a Vote of Security Holders            23

     Item 5 - Other Information                                              23

     Item 6 - Exhibits and Reports on Form 8-K                               24

     Signatures                                                              25

        PART I - FINANCIAL INFORMATION

                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,                December 31,
                                                                               1998                       1997*
                                                                          (Unaudited)
                                                      ASSETS

     Cash                                                                   $ 2,824,527                $ 4,200,050

     Purchased Receivables - Net                                             25,638,345                 22,917,384

     Advances Receivable - Net                                               14,373,028                 12,914,926

     Other Receivables - Net                                                    218,863                  2,988,587

     Prepaid expenses                                                             6,347                    127,741

     Income Tax Receivable                                                      656,000                      -

     Deferred income taxes                                                    4,283,202                  1,056,688

     Furniture, Fixtures and Equipment, Net                                     179,938                    494,240

     Other Assets                                                             1,032,093                  2,219,031
                                                                           ------------              -------------

         TOTAL ASSETS                                                       $49,212,343                $46,918,647
                                                                            ===========                ===========



                                       LIABILITIES AND SHAREHOLDERS' EQUITY

     Accounts payable and accrued expenses                                  $ 2,129,149              $     720,356
     Credit balances of factoring clients                                     5,890,247                  2,985,974
     Notes payable                                                           18,938,993                 14,373,724
     Convertible Subordinated Notes and Other Notes                           4,961,000                  5,034,327
     Income taxes payable                                                       -                          240,226
                                                                      -----------------              -------------

         TOTAL LIABILITIES                                                   31,919,389                 23,354,607
                                                                            -----------                -----------


* Reclassified for Comparative Purpose







                                  ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                                    (continued)


                                                                       September 30,             December 31,
                                                                             1998                    1997
                                                                        (Unaudited)

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, authorized 2,000,000
         shares with no par value; no shares
         issued or outstanding                                                     -                          -

     Common stock,  authorized  10,000,000
         shares with no par value;  3,107,560
         issued,  2,323,683  outstanding  at
         September 30, 1998 and 2,318,451 at
         December 31, 1997, exclusive
         of shares held in the Treasury                                          40,000                     40,000

     Additional paid-in-capital                                              18,874,182                 18,852,312

     Treasury Stock (782,677 shares at September 30, 1998
         and 783,877 shares at December 31, 1997)                            (5,017,604)                (5,030,594)

     Retained Earnings                                                        3,396,376                   9,702,322
                                                                           ------------               -------------

TOTAL SHAREHOLDERS' EQUITY                                                   17,292,954                  23,564,040
                                                                            -----------                ------------

                                                                            $49,212,343                 $46,918,647
                                                                            ===========                 ===========



                 See Notes to Consolidated Financial Statements


                                      ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months Ended September 30, Nine Months Ended September 30,
                                               1998            1997*          1998            1997*
                                          -------------   -------------   ------------     ---------
                                           (Unaudited)      (Unaudited)    (Unaudited)    (Unaudited)
REVENUE:
     Earned discounts and interest ....   $  1,831,083    $  1,546,155   $  6,846,331    $  5,335,750
     Fees and other income ............        244,966         784,451      1,253,401       1,809,075
                                          ------------    ------------   ------------    ------------

         TOTAL REVENUE ................      2,076,049       2,330,606      8,099,732       7,144,825
                                          ------------    ------------   ------------    ------------

EXPENSES:
     Compensation and fringe benefits .        700,026         753,637      2,640,356       2,215,833
     General and administrative expense      1,712,599         612,047      4,803,356       1,818,106
     Interest expense .................        482,308         201,675      1,341,463         829,002
     Provision for credit losses ......      3,865,502         362,621      9,323,503       1,038,411
                                          ------------    ------------   ------------    ------------

          TOTAL EXPENSES ..............      6,760,435       1,929,980     18,108,678       5,901,352
                                          ------------    ------------   ------------    ------------

(LOSS)/INCOME BEFORE INCOME TAXES .....     (4,684,386)        400,626    (10,008,946)      1,243,473

INCOME (BENEFIT)TAXES/ ................     (1,732,913)        148,232     (3,703,000)        460,086
                                          ------------    ------------   ------------    ------------

NET(LOSS)/INCOME  .....................   $ (2,951,473)   $    252,394   $ (6,305,946)   $    783,387
                                          ============    ============   ============    ============

NET (LOSS)/INCOME PER COMMON SHARE
                  Diluted .............   $      (1.27)   $        .11   $      (2.72)   $        .34
                                          ============    ============   ============    ------------
                  Basic ...............   $      (1.27)   $        .11   $      (2.72)   $        .34
                                          ============    ============   ============    ------------

WEIGHTED AVERAGE NUMBER OF SHARES
                  Diluted .............      2,320,966       2,318,139      2,321,195       2,317,993
                                          ============    ============   ============    ============
                  Basic ...............      2,320,966       2,318,139      2,321,195       2,317,993
                                          ============    ============   ============    ============

* Reclassified for comparitive purposes.


                                  ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           YEAR ENDED DECEMBER 31, 1997
                                     AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                                         Common      Paid in        Treasury        Retained
                                          Stock      Capital         Stock          Earnings          Total


BALANCE - January 1, 1997 ......   $     40,000   $ 18,852,312   $ (5,034,584)   $  8,668,809    $ 22,526,537

  Conversion of Convertible
     Subordinated Notes to 632
     shares of Common Stock ....           --             --            3,990            --             3,990

  Net Income ...................           --             --             --         1,033,513       1,033,513
                                   ------------   ------------   ------------    ------------    ------------


BALANCE - December 31, 1997 ....         40,000     18,852,312     (5,030,594)      9,702,322      23,564,040

  Conversion of Convertible
     Subordinated Notes to 1,732
     shares of Common Stock ....           --             --           12,990            --            12,990

1,000 Options Exercised at $5.62           --            5,620           --              --             5,620

2,500 Options Exercised at $6.50         16,250           --             --            16,250

Net (Loss) (Unaudited) .........           --             --             --        (6,305,946)     (6,305,946)
                                   ------------   ------------   ------------    ------------    ------------

BALANCE - September 30, 1998 ...   $     40,000   $ 18,874,182   $ (5,017,604)   $  3,396,376    $ 17,292,954
                                   ============   ============   ============    ============    ============


                 See notes to consolidated financial statements.


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended September 30,
                                                           1998             1997
                                                      --------------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income/(Loss) ...........................   $  (6,305,946)   $     783,387
     Adjustments to reconcile net income
         to cash provided by operating activities:
         Depreciation - net ......................         313,000          146,900
         Disposition of Automobiles ..............          51,500             --
         Provision for credit losses .............       9,323,502        1,038,411
     Changes in operating assets and liabilities:
         Decrease in other receivables ...........       2,769,724        1,804,832
         Decrease in prepaid expenses ............         121,394           31,954
         (Increase)/Decrease in other assets .....       1,186,938       (1,182,624)
         Increase in accounts payable
              and accrued expenses ...............       1,408,795           18,007
         Decrease/(Increase) in income taxes
              accrued or receivable ..............      (4,122,742)       1,239,932
                                                     -------------    -------------


NET CASH PROVIDED BY
     OPERATING ACTIVITIES ........................       4,746,165        3,880,799
                                                     -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of finance receivables, including
         accounts receivable, secured advances,
         repurchases and life insurance contracts     (169,947,755)    (135,092,067)
     Collection of finance receivables, including
         accounts receivable, secured advances,
         repurchases and life insurance contracts      156,445,190      141,218,632
     Increase (Decrease) in credit balances
         of factoring clients ....................       2,904,273         (898,064)
     Purchase of furniture, fixtures and equipment         (50,197)         (88,056)
                                                     -------------    -------------

NET CASH (USED) PROVIDED BY
    INVESTING ACTIVITIES .........................     (10,648,489)       5,140,445
                                                     -------------    -------------

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                   Nine Months Ended September 30,
                                                         1998               1997
                                                    --------------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit and
         other borrowings ...............              101,014,904       49,965,511
     Principal payments on line of credit
         and other borrowings ...........              (96,509,963)     (58,549,333)
     Exercise of Options ................                   21,870             --
     Treasury Stock Acquisition Costs ...                      (10)            --
                                                      -------------    -------------

NET CASH PROVIDED (USED) BY IN
     FINANCING ACTIVITIES: ..............                4,526,801       (8,583,822)
                                                      -------------    -------------

NET INCREASE (DECREASE) CASH ............                (1,375,523)        437,422

CASH, Beginning of period ...............                 4,200,050       1,624,899
                                                      -------------    -------------

CASH, End of period .....................            $   2,824,527    $   2,062,321
                                                     =============    =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

     Interest paid ......................            $   1,341,463    $     818,033
                                                     =============    =============

     Income taxes paid ..................            $     418,051    $     300,000
                                                     =============    =============

     Transfer of finance and other
        receivables to other assets .....            $        --      $   1,800,000
                                                     =============    =============

     Issuance of Common Stock in exchange
        For Subordinated Notes ..........            $      12,990    $       2,000
                                                     =============    =============





                 See notes to Consolidated Financial Statements.


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended September 30,
                                                           1998             1997
                                                      --------------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income/(Loss) ...........................   $  (6,305,946)   $     783,387
     Adjustments to reconcile net income
         to cash provided by operating activities:
         Depreciation -     ......................         313,000          146,900
         Loss on Disposition of Automobiles ......          51,497             --
         Provision for credit losses .............       9,323,503        1,038,411
     Changes in operating assets and liabilities:
         Decrease in other receivables ...........       2,769,724        1,804,832
         Decrease in prepaid expenses ............         121,394           31,954
         Decrease(Increase)/ in other assets .....       1,186,938       (1,182,624)
         Increase in accounts payable
              and accrued expenses ...............       1,408,795           18,007
         (Increase)Decrease/ in income taxes
              accrued or receivable ..............      (4,122,742)       1,239,932
                                                     -------------    -------------


NET CASH PROVIDED BY
     OPERATING ACTIVITIES ........................       4,746,165        3,880,799
                                                     -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of finance receivables, including
         accounts receivable, secured advances,
         repurchases and life insurance contracts     (169,947,755)    (135,092,067)
     Collection of finance receivables, including
         accounts receivable, secured advances,
         repurchases and life insurance contracts      156,445,190      141,218,632
     Increase (Decrease) in credit balances
         of factoring clients ....................       2,904,273         (898,064)
     Purchase of furniture, fixtures and equipment         (50,197)         (88,056)
                                                     -------------    -------------

NET CASH (USED) PROVIDED BY
    INVESTING ACTIVITIES .........................     (10,648,489)       5,140,445
                                                     -------------    -------------

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                   Nine Months Ended September 30,
                                                         1998               1997
                                                    --------------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit and
         other borrowings ...............              101,014,904       49,965,511
     Principal payments on line of credit
         and other borrowings ...........              (96,509,963)     (58,549,333)
     Exercise of Options ................                   21,860             --
                                                      -------------    -------------

NET CASH PROVIDED (USED) BY IN
     FINANCING ACTIVITIES: ..............                4,526,801       (8,583,822)
                                                      -------------    -------------

NET (DECREASE)INCREASE  CASH ............               (1,375,523)        437,422

CASH, Beginning of period ...............                4,200,050       1,624,899
                                                      -------------    -------------

CASH, End of period .....................            $   2,824,527    $   2,062,321
                                                     =============    =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

     Interest paid ......................            $   1,341,463    $     818,033
                                                     =============    =============

     Income taxes paid ..................            $     418,051    $     300,000
                                                     =============    =============

     Transfer of finance and other
        receivables to other assets .....            $        --      $   1,800,000
                                                     =============    =============

     Issuance of Common Stock in exchange
        For Subordinated Notes ..........            $      12,990    $       2,000
                                                     =============    =============





                 See notes to Consolidated Financial Statements.

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. General. The consolidated financial statements of Allstate Financial Corporation and Subsidiaries (the "Company") included herein are unaudited for the periods ended September 30, 1998 and 1997; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate
Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997. Certain amounts related to the December 31, 1997 balances have been reclassified to conform with the September 30, 1998 presentation.

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


3. Line of Credit. As of September 30, 1998, the Company had approximately $4.1 million available under a $25.0 million secured revolving line of credit. The revolving line of credit contains various sub facilities which limit its use. The entire facility is available for borrowings by the Company secured by Factored Accounts Receivable or Collateralized Advances backed by pledged client receivables; however, the Company may (i) borrow only $5.0 million secured by Collateralized Advances backed by client machinery and equipment, (ii) borrow only $2.5 million secured by Collateralized Advances backed by client inventory, and (iii) issue up to $5.0 million of letters of credit. Borrowings under the credit facility bear interest at a spread over the bank's base rate or a spread over LIBOR, at the Company's election. The Company is subject to covenants which are typical in revolving credit facilities of this type. At September 30, 1998, the Company was in default of the financial covenants related to interest coverage and net worth requirements, and has received waivers of those defaults from the participants in the line of credit. The current maturity date of this credit facility is May 27, 2000.

4. Convertible Subordinated Notes Payable. As of both September 30, 1998 and September 30, 1997, the Company had outstanding approximately $5 million in aggregate principal amount of Convertible Subordinated Notes issued in exchange for shares of the Company's common stock (currently held by the Company as treasury stock). The Convertible Subordinated Notes were issued in exchange for 785,475 shares of common stock. The Convertible Subordinated Notes had a provision that upon the occurrence of certain "fundamental changes", the holders had the right to have these notes redeemed at par. The election of the new Board of Directors at the May 1998 shareholder meeting was deemed to have constituted a fundamental change under the provision. The Company advised all noteholders of their right to redeem the notes at par. The company issued a new 10% Convertible Subordinated Note due September 30, 2003, to a major shareholder, to provide the Company with a funding source to repurchase all notes tendered by noteholders under the fundamental change provision. Additionally the Company offered to all noteholders, who were accredited investors, that did not request that the Company repurchase their notes, the opportunity to exchange their existing notes for the new notes. The new Convertible Subordinated Notes issued by the Company have a maturity date of September 30, 2003, bear interest at a fixed rate of 10% per annum, are not redeemable at the option of the Company, and are convertible into the Company's common stock at $6.50 per share of common stock. Noteholders tendered $2.9 million of notes for repurchase at par and $1.7 million of old notes were exchanged for new notes. At September 30, 1998, the Company had $4.6 million of new notes (due September 30, 2003) outstanding and $364 thousand of old notes (due September 30, 2000) outstanding. The new notes have financial covenants which are similar to but less restrictive than the covenants in the line of credit. The Company was in default of the covenant which relates to interest coverage at September 30, 1998, and has received a waiver of the default from the required noteholders.

5. New Accounting Pronouncements. In February 1997, The FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 129 consolidates the existing guidance from several other pronouncements relating to an entity's capital structure. At September 30, 1998, the implementation of this statement did not materially impact the presentation of any component of the Company's financial statements and related footnote disclosures.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This pronouncement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for financial statements beginning after December 15, 1997. For the nine months ended September 30, 1998 and 1997 net income equaled comprehensive income.

Additionally, in June of 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements beginning after December 15, 1997. At September 30, 1998, the implementation of this statement did not materially impact the presentation of any component of the Company's financial statements and related footnote disclosures.

6. Certain Contingencies. The Company is a defendant in Gary Shikba v. Allstate Financial Corporation, et. al. (f/k/a White, Trustee v. Allstate Financial Corporation) pending in the U.S. Bankruptcy Court for the Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"). Lyons was the subject of a leveraged buy-out and subsequently filed a bankruptcy petition. In 1991, the Lyons' trustee brought an action against the Company claiming, among other things, fraudulent transfer and breach of contract. In late 1994, the Company reached a settlement agreement with the Lyons' trustee, subject to approval by the bankruptcy court, which would have released the Company from all claims upon the payment of $300 thousand. In connection with the settlement, the Company paid and charged $300 thousand to the provision for credit losses in 1994. A creditor in the bankruptcy proceeding, Sherwin-Williams Company, objected to the proposed settlement amount and, in March 1995, the objection was sustained by the bankruptcy court. The payment previously made by the Company was returned in April 1996. Because of the amount of time that has passed litigating the objection, the Company believes that it is probable that some additional loss may be recognized in a future period. While the exact amount of the additional loss is not known, the Company has made a reasonable estimate of the probable loss and the accrued interest on the probable loss, based on information currently available, and has included the amount in the provision for loss for the quarter ending September 30, 1998. The matter is currently scheduled for trial on December 2, 1998.

In connection with the same transaction, the Company was also named in January 1994 as a defendant in Sherwin-Williams Company v. Robert Castello et. al. pending in the United States District Court for the Northern District of Ohio. Sherwin-Williams is suing all parties with any involvement in the transaction to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and the bankruptcy litigation arising therefrom. Sherwin-Williams asserts that it has or will incur pension fund liabilities and other liabilities as a result of the transaction in the approximate amount of $11 million and has asserted claims against the Company in that amount. The complaint asserts, among other things, that the purchasers of Lyons breached their purchase agreement with Sherwin-Williams by pledging the assets of Lyons to the Company to obtain the down payment. The Company was not a party to the purchase agreement. In response to the complaint, the Company filed a motion to dismiss all claims. In March 1997, a Federal magistrate recommended to the District Court that the Company's motion to dismiss the six claims contained in the original complaint be granted. However, the magistrate recommended that the Company's motion to dismiss two new claims, i.e., tortious interference with contract and civil conspiracy to defraud, contained in an amended complaint be denied. The District Court sustained the magistrate's recommendation. The Company believes it has meritorious defenses to the claims and intends to contest the suit. However, the probability of a favorable or unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time. The case is scheduled for trial April 12, 1999.


The Company is a counterclaim defendant in Allstate Financial Corporation v. A.G. Construction, Inc. (n/k/a A.G. Plumbing, Inc.), American General Construction Corp., Adam Guziczek and Cheryl Lee Guziczek pending in the United States Bankruptcy Court for the Southern District of New York. The Company provided receivable financing to A.G. Construction, Inc. (n/k/a/ A.G. Plumbing, Inc.) in 1988 and to American General Construction Corp. (hereinafter, A.G. Construction, Inc. (n/k/a A.G. Plumbing) and American General Construction shall be collectively referred to as "AG") in 1991. AG's primary business was renovation of public housing for the City of New York. Adam and Cheryl Guziczek (hereinafter collectively referred to as "Guziczek") personally guaranteed the obligation due the Company under the financing arrangement. In 1993, AG defaulted on its obligations under the financing arrangement with the Company. Thereafter, the Company confessed judgment against AG and Guziczek in Virginia and commenced actions in New York to enforce the guaranties and to attempt recovery on the confessed judgments. In one of the actions, an answer and counterclaim against the Company was filed. The counterclaim asserted claims for usury, diversion of proceeds of public improvement contracts, and overpayments to the Company by AG in excess of $2 million (hereinafter the "Counterclaims"). No specific damage claims amount was set forth in the Counterclaims.



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

 On October 7, 1997, New York Surety Company (hereinafter referred to as the "Surety") filed pleadings objecting to the abandonment of such claims against the Company. The Surety provided the payment and performance bond to AG in connection with the construction jobs performed for the City of New York. In its pleadings, the Surety asserts that it is subrogated to AG's claims and thereby seeks to intervene and file an intervenor's complaint against the Company. The proposed complaint adopts the Counterclaims and seeks an accounting. The Surety asserts damages of approximately $4 million. On April 9, 1998, the bankruptcy court remanded the matter to state court. The Company believes it has meritorious defenses to the Counterclaims and intends to vigorously defend all claims. However, the probability of a favorable or unfavorable outcome and the potential amount of loss, if any, cannot be determined or estimated at this time.

On June 24, 1998 the Surety was formally declared insolvent by the Superintendent of Insurance of the State of New York (hereinafter referred to as the "Superintendent") and as such the Superintendent was judicially appointed as rehabilitator of the surety to conduct its business. At this time, it is uncertain whether the Superintendent will continue to pursue the litigation against the Company.

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

General

The Company is a specialized commercial finance company principally engaged in providing financing to small- to medium-sized, high risk growth and turnaround companies, including debtors-in-possession. The Company's services include the discounted purchase of accounts receivable ("Factored Accounts Receivable"), and the making of advances to its clients collateralized by accounts receivable, inventory, equipment, real estate and other assets ("Collateralized Advances"). The Company may advance funds secured by the equity in the client's Factored
Accounts Receivable or the collateral pledged by the client to secure Collateralized Advances ("Overadvances"). On occasion, the Company will also provide other specialized financing structures which satisfy the unique requirements of the Company's clients. In addition, the Company provides financial assistance to clients in the form of guaranties, letters of credit, credit information, receivables monitoring, collection service and customer status information.

In May 1997 the Company established a new division, Allstate Factors. The Allstate Factors division was engaged in traditional "non-recourse" factoring of accounts receivable in which the factor typically assumes the risk that an account debtor may become insolvent. However, due to a declining volume in the division and the departure of primary staff, the Company notified each of the division's clients that it would terminate their factoring agreements in the quarter ending December 31,1998. The Company does not anticipate any significant negative impact on the collection of the purchased receivables associated with the termination of the agreements.

The Company's clients have annual revenues typically between $600 thousand and $30 million. The Company's clients do not typically qualify for traditional bank or asset-based financing because they are either too new, too small, undercapitalized (over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank or traditional asset-based lender. Accordingly, there is a significant risk of default and client failure inherent in the Company's business.

The Company often competes against traditional asset-based lenders and small independent finance companies, as well as, occasionally, banks. The Company anticipates that competition will remain intense through all of 1998 and may continue to exert downward pressure on pricing. In order to remain competitive, the Company is, where necessary and appropriate, offering lower rates than it has historically. The Company believes that its ability to respond quickly and to provide specialized, flexible and comprehensive financial arrangements to its clients enables it to compete effectively. Although the Company has historically been successful in replacing major clients, competition resulting in the loss of one or more major clients and an inability to replace those clients could have a material adverse effect on the Company.

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

Lifetime Options, Inc., a Viatical Settlement Company ("Lifetime Options"), a wholly-owned subsidiary of the Company, was engaged in the business of buying life insurance policies at a discount from individuals facing life threatening illnesses. During 1997, Lifetime Options curtailed any further purchasing of policies. Due to advances in medical treatments available to many of the individuals from whom the policies were purchased, assumptions about the discounts made by Lifetime Options at the times of purchase have had to be revised by the Company, and as a result no interest is being recognized on the policies. Lifetime Options may elect to continue to collect policies as they mature or to sell some or all of its policies.

Other than Lifetime Options, none of the Company's subsidiaries is currently engaged in business which could have a material effect on the Company.

Year 2000 Compliance: The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 Compliance issue. The Company has identified all significant applications that will require modifications to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications. In addition, during the quarter ending December 31, 1998, the Company plans to communicate with others with whom it does significant business, particularly its clients, to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. The Companys banks have advised that they have programs in place to assure their Year 2000. The total cost to the Company of these Year 2000 compliance activities is estimated to be less than $50 thousand, none of which has been expended through September 30, 1998, and, thus, would not be material to its financial position or results of operations in any given year. The Company is in the process of preparing a contingency plan to handle the most reasonably likely worst case scenario in terms of these Year 2000 issues. This contingency plan should be finalized by the first quarter of 1999.

Results of Operations

       The following tables set forth certain items of income and expense for the periods indicated and indicate the percentage relationships of each item to total income.

                                                      For the Nine Months Ended September 30,
                                                              1998                    1997
                                                    (Unaudited)                 (Unaudited)

REVENUE:
   Earned discounts and interest                   $ 6,846,331     84.5%       $5,335,750   74.7%
   Fees and other revenue                            1,253,401     15.5         1,809,075   25.3
                                                    ----------    -----        -----------------
      TOTAL REVENUE                                  8,099,732    100.0%        7,144,825  100.0%
                                                    ----------    -----        ----------  -----

EXPENSES:
   Compensation and fringe benefits                 2,640,356      32.6         2,215,833   31.0
   General and administrative expense               4,603,356      56.8         1,818,106   25.5
   Interest expense                                 1,341,463      16.6           829,002   11.6
   Provision for credit losses                      9,523,503     117.6         1,038,411   14.5
                                                  -----------     -----        ----------  -----
      TOTAL EXPENSES                               18,108,678     223.6         5,901,352   82.6
                                                   -----------    -----        ----------  -----

INCOME/(LOSS) BEFORE INCOME TAXES                 (10,008,946)   (123.6)        1,243,473   17.4

INCOME TAXES (BENEFIT)                             (3,703,000)    (45.7)          460,086    6.4
                                                   -----------   -------       ----------  -----

NET INCOME/(LOSS)                                 $(6,305,946)    (77.9)%       $ 783,387 (11.0)%
                                                  ===========     ======         ========= ======

NET INCOME/(LOSS) PER COMMON SHARE
              Diluted                                     $(2.72)                       $0.34
                                                           ======                       =====
              Basic                                       $(2.72)                       $0.34
                                                           ======                       =====

WEIGHTED AVERAGE NUMBER OF SHARES
              Diluted                               2,319,930                   2,317,993
                                                    =========                   =========
              Basic                                 2,319,930                   2,317,993
                                                    =========                   =========





                      [THIS SPACE INTENTIONALLY LEFT BLANK]

Results of Operations

       The following tables set forth certain items of income and expense for the periods indicated and indicate the percentage relationships of each item to total income.

                                                      For the Nine Months Ended September 30,
                                                              1998                    1997
                                                    (Unaudited)                 (Unaudited)

REVENUE:
   Earned discounts and interest                   $ 6,846,331     84.5%       $5,335,750   74.7%
   Fees and other revenue                            1,253,401     15.5         1,809,075   25.3
                                                    ----------    -----        -----------------
      TOTAL REVENUE                                  8,099,732    100.0%        7,144,825  100.0%
                                                    ----------    -----        ----------  -----

EXPENSES:
   Compensation and fringe benefits                 2,640,356      32.6         2,215,833   31.0
   General and administrative expense               4,803,356      59.3         1,818,106   25.5
   Interest expense                                 1,341,463      16.6           829,002   11.6
   Provision for credit losses                      9,323,503     114.1         1,038,411   14.5
                                                  -----------     -----        ----------  -----
      TOTAL EXPENSES                               18,108,678     223.6         5,901,352   82.6
                                                   -----------    -----        ----------  -----

INCOME/(LOSS) BEFORE INCOME TAXES                 (10,008,946)   (123.6)        1,243,473   17.4

INCOME TAXES (BENEFIT)                             (3,703,000)    (45.7)          460,086    6.4
                                                   -----------   -------       ----------  -----

NET INCOME/(LOSS)                                 $(6,305,946)    (77.9)%       $ 783,387 (11.0)%
                                                  ===========     ======         ========= ======

NET INCOME/(LOSS) PER COMMON SHARE
              Diluted                                     $(2.72)                       $0.34
                                                           ======                       =====
              Basic                                       $(2.72)                       $0.34
                                                           ======                       =====

WEIGHTED AVERAGE NUMBER OF SHARES
              Diluted                               2,321,195                   2,317,993
                                                    =========                   =========
              Basic                                 2,321,295                   2,317,993
                                                    =========                   =========





                      [THIS SPACE INTENTIONALLY LEFT BLANK]


                                                     For the Three Months Ended September 30,
                                                           1998                       1997
                                                        (Unaudited)                (Unaudited)

REVENUE:
   Earned discounts and interest                 $  1,831,083     88.2%        $1,546,155     66.3%
   Fees and other revenue                             244,966     11.8            784,451     33.7
                                                -------------    -----        -----------   ------
        TOTAL REVENUE                               2,076,049    100.0          2,330,606    100.0
                                                 ------------    -----         ----------    -----

EXPENSES:
   Compensation and fringe benefits                   700,026     33.7            753,637     32.3
   General and administrative expense               1,712,599     50.0            612,047     26.2
   Interest expense                                   482,308     23.2            201,675      8.7
   Provision for credit losses                      3,865,502    186.2            362,621     15.6
                                                -------------    -----        -----------    -----

         TOTAL EXPENSES                             6,760,435    325.6          1,929,980     82.8
                                                -------------    -----         ----------    -----

INCOME/(LOSS) BEFORE
   INCOME TAXES (BENEFIT)                           (4,684,386) (225.4)           400,626     17.2

INCOME TAXES (BENEFIT)                              (1,732,913)  (83.4)           148,232      6.4
                                                   ------------  ------         -----------  -----

NET INCOME/(LOSS)                                  $(2,951,473) (142.0)%        $  252,394    10.8%
                                                   ============   ======         ==========    ====

NET INCOME/(LOSS) PER COMMON SHARE
              Diluted                                      $(1.27)                     $0.11
                                                            ======                     =====
              Basic                                        $(1.27)                     $0.11
                                                            ======                     =====

WEIGHTED AVERAGE NUMBER OF SHARES
              Diluted                               2,320,966                   2,318,139
                                                    =========                  =========
              Basic                                 2,320,966                   2,318,139
                                                    =========                  ==========

         The following table breaks down total income by type of transaction for
the  periods  indicated  and  the  percentage   relationship  of  each  type  of
transaction to total income.


                                                          For the Nine Months Ended September 30,

                                                      1998                                      1997
                                                  (Unaudited)                               (Unaudited)
                                             Earned             % of Total                 Earned         % of Total
         Type of Transaction                 Income                Income                  Income           Income

Discount on Factored
     Accounts Receivable                     $3,733,476              46.1%              $3,582,944            50.1%
Earnings on Collateralized
     Advances                                 1,699,786               21.0                 697,856              9.8
Earnings on Overadvances                      1,413,069               17.4                 854,950             12.0
Earnings on Purchased Life
     Insurance Policies                           -                    -                   200,000              2.8
                                        ---------------           --------            ------------           ------
     Total                                    6,846,331               84.5               5,335,750             74.7
Fees and Other Income                         1,253,401               15.5               1,809,075             25.3
                                             ----------             ------             -----------            -----
     Total Revenue                           $8,099,732             100.0%              $7,144,825           100.0%
                                             ==========             =====               ==========           =====


                                                        For the Three Months Ended September 30,

                                                      1998                                     1997
                                                  (Unaudited)                               (Unaudited)
                                               Earned            % of Total             Earned           % of Total
         Type of Transaction                   Income               Income              Income              Income

Discount on Factored
     Accounts Receivable                     $1,117,357              53.8%             $1,100,130             47.2%
Earnings on Collateralized
     Advances                                   591,132               28.5                238,308              10.2
Earnings on Overadvances                        122,594                5.9                207,717               8.9
                                            -----------             ------           ------------            ------
     Total                                    1,831,083               88.2              1,546,155              66.3
Fees and Other Income                           244,966               11.8                784,451              33.7
                                            -----------             ------           ------------             -----
     Total Revenue                           $2,076,049             100.0%             $2,330,606            100.0%
                                             ==========             =====              ==========            =====


         Total revenue increased 13.4% in the first nine months of 1998 from the same period in 1997, from $7.1 million to $8.1 million; total revenue decreased 10.9% for the third quarter of 1998 from the same period 1997, from $2.3 million to $2.1 million. Earned discounts from Factored Accounts Receivable increased 4.2%, from $3.6 million to $3.7 million in the first nine months of 1998 versus the first nine months of 1997. In the third quarter of 1998 and 1997, earned discounts from Factored Accounts Receivable were approximately the same at $1.1 million. Earned discounts from Factored Accounts Receivable as a percentage of total Factored Accounts Receivable purchased were 3.2% and 3.0% in the first nine months of 1998 and 1997, respectively; in the third quarters of 1998 and 1997, earned discounts were 3.6% and 3.0%, respectively, of Factored Accounts Receivable. In the first nine months of 1998 and 1997, earned discounts from Factored Accounts Receivable accounted for 46.1% and 50.1%, respectively, of total income. In the third quarters of 1998 and 1997 earned discounts from Factored Accounts Receivable accounted for 53.8% and 47.2%, respectively, of total income.


Interest earned on Collateralized Advances increased approximately 143.6% in the first nine months of 1998 versus the comparable period in 1997, to approximately $1.7 million from $698 thousand and increased approximately 148.1% in the third quarter of 1998 over the same quarter in 1997, to approximately $591 thousand from $238 thousand. In the first nine months of 1998 and 1997, interest earned on Collateralized Advances constituted approximately 21.0% and 9.8%, respectively, of total income. The increase in interest earned on Collateralized Advances in 1998 reflects a move towards Collateralized Advances, as a larger part of the portfolio of our clients. In the third quarters of 1998 and 1997, interest earned on Collateralized Advances constituted 28.5% and 10.2%, respectively, of total income. Collateralized Advances bear interest at a rate, on average, of approximately 1.5%- 2% per month, or at a spread over prime, calculated generally on the average outstanding amount of the Collateralized Advance during the month. Interest earned on Collateralized Advances is required to be paid in cash monthly in arrears. See Provision for Credit Losses below.

Interest earnings on Overadvances increased approximately 65.3% in the first nine months of 1998 versus the comparable period of 1997, to approximately $1.4 million from $855 thousand and decreased approximately 40.9% in the third quarter of 1998 over the same quarter in 1997, to approximately $123 thousand from $208 thousand. In the first nine months of 1998 and 1997, interest earnings on Overadvances constituted approximately 17.4% and 12.0%, respectively, of total income. In the third quarters of 1998 and 1997, interest earnings on Overadvances were 5.9% and 8.9%, respectively, of total income. Interest rates charged on Overadvances are usually greater than on other types of advances. Overadvances are generally short-term in nature and are repaid directly by the client. Interest is usually required to be paid in cash no less frequently than monthly in arrears. The increase in interest earnings on Overadvances in the first nine months ended September 30, 1998 results primarily from activity in the account of one client, MGV International, Inc. See Provision for Credit Losses below.

Fees and other income decreased by 30.7% to $1.3 million in the first nine months of 1998 from $1.8 million for the same period in 1997. In the third quarter of 1998, fees and other income were $245 thousand compared to $785 thousand in the third quarter of 1997. For 1997, included in fee income is an unusually large supplemental discount in the amount of $165 thousand and an interest payment of approximately $235 thousand associated with the resolution of a collection case.


Compensation and Fringe Benefits. In the first nine months of 1998 and 1997, compensation and fringe benefits were $2.6 million (32.6% of total income) and $2.2 million (31.0% of total income), respectively. For the third quarters of 1998 and 1997, compensation and fringe benefits were $700 thousand (33.7% of total income) and $754 thousand (32.3% of total income), respectively. Within compensation and fringe benefits, executive compensation increased in the first nine months of 1998 as compared to the same period in 1997, from $652 thousand (9.2% of total income) to $926 thousand (12.6% of total income). Executive compensation decreased in the third quarter of 1998 as compared to the same period in 1997, from $221 thousand (9.7% of total income) to $207 thousand (11.1% of total income). The higher compensation and fringe benefits (including executive compensation) during 1998 were chiefly the result of expenses associated with the severance of key officers and the payroll costs associated with Allstate Factors.


                                                          Nine Months Ended                       Three Months Ended
                                                            September 30,                          September 30,
                                                           ---------------                         --------------
                                                          1998               1997                1998               1997
                                                         ------             ------              ------             -----
                                                      (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
Occupancy                                             $  581,085        $   361,382         $   343,245           $119,096
Office Expense                                           503,866            349,535             140,239            138,771
Selling Expenses                                         570,773            385,700             147,428            112,685
Client Litigation                                        914,096            302,130             284,475           (14,177)
Other Professional Fees                                  586,486            129,411             242,756            141,157
Restructuring                                            420,000               --               420,000         --
Proxy Contest                                            873,236               --                 2,712         --
Other                                                    353,814            289,948             131,743            114,515
                                                    ------------       ------------        ------------          ---------
Total General and Administrative                      $4,803,356         $1,818,106          $1,712,598           $612,047
                                                      ==========         ==========          ==========           ========



Total general and administrative expense increased to $4.8 million from $1.8 million or $3.0 million (164%) and to $1.7 million from $612 thousand or $1.1 million (180%), respectively, for the nine month and three month periods ended September 30, 1998. The primary components of the increases were client litigation expense, professional fees, expenses related to the proxy contest and restructuring charges. Occupancy expense increased $224 thousand for the three months ended September 30, 1998 as compared to the like period in 1997. The increase was primarily due to the write-off of computer equipment and related software that is now obsolete. Client Litigation expenses increased $556 thousand and $298 thousand for the respective three and nine-month periods ended September 30, 1998. The increases were attributable to legal fees incurred by the Company in connection with ongoing legal cases to recover monies owed the Company or to defend the Company as a result of claims made by clients. The increase principally related to four specific cases, two of which have recently been concluded. The remaining significant open litigation is described in Note
6. For the nine month period ended September 30, 1998, Other Professional Fees increased to $586 thousand from $129 thousand or $457 thousand, principally related to recruiting fees paid to third parties to recruit individuals to fill specific executive and staff positions, and legal and administrative fees for the issuance of the

Interest Expense. Interest expense was $1.3 million (16.6% of total income) versus $829 thousand (11.6% of total income) for the nine months of 1998 and 1997, respectively, and $482 thousand (23.2% of total income) versus $202 thousand (8.7% of total income) for the third quarters of 1998 and 1997, respectively. The increase in interest expense is primarily attributable to the Allstate Factors division. Interest expense on the Convertible Subordinated Notes was comparable in the first nine months and third quarter of 1998, to that in the first nine months and third quarter of 1997. The average daily outstanding balance on the Company's line of credit was $15.6 million and $4.9 million for the first nine months of 1998 and 1997, respectively, and $18.5 million and $3.7 million for the three months ended September 30, 1998 and 1997, respectively. The average interest rate paid on the Company's line of credit decreased to 8.07% during the first nine months of 1998 from 8.89% during the nine months of 1997 and was 8.05% during the third quarter of 1998 as compared to 8.45% during the third quarter of 1997. The increase in the outstanding balance in the Company's line of credit reflects the increase in the portfolio.

Provision for Credit Losses. Credit loss experience, the adequacy of underlying collateral, changes in the character and size of the Company's receivables portfolio and management's judgment are factors used in determining the provision for credit losses and the adequacy of the allowance for credit losses. Other factors given consideration in determining the adequacy of the allowance are the level of related credit balances of factoring clients and the current and anticipated impact of economic conditions on the creditworthiness of the Company's clients and account debtors. To mitigate the risk of credit loss, the Company, among other things: (i) thoroughly evaluates the collateral to be made available by each client; (ii) usually collects its Factored Accounts Receivable directly from account debtors, which are frequently (though not always) large, creditworthy companies or governmental entities; (iii) purchases, or takes a first priority security interest in, all accounts receivable of each client;
(iv) takes, whenever available, blanket liens on all of its clients' other assets and, when making Collateralized Advances, employs what management believes to be conservative loan-to-value ratios based on auction or liquidation value appraisals performed by independent appraisers; (v) almost always requires personal guarantees (either unlimited guarantees or guarantees limited to the validity and collectability of accounts receivable) from its clients' principals; and (vi) actively monitors its portfolio of factored and pledged accounts receivable, including the creditworthiness of account debtors and periodically evaluates the value of other collateral securing Collateralized Advances.


Management recognizes that Collateralized Advances entail different, and possibly greater, risks to the Company than the factoring of accounts receivable. Risks associated with the making of Collateralized Advances (but not the factoring of accounts receivable) include, among others (i) certain types of collateral securing Collateralized Advances may diminish in value (possibly precipitously) over time (sometimes short periods of time), (ii) repossessing, safeguarding and liquidating collateral securing Collateralized Advances may require the Company to incur significant fees and expenses, some or all of which may not be recoverable,
(iii) clients may dispose of (or conceal) the collateral securing Collateralized Advances, and (iv) clients or natural disasters may destroy the collateral securing Collateralized Advances. The Company attempts to manage these risks, respectively, by (i) engaging independent appraisers to review periodically the value of collateral securing Collateralized Advances at intervals established by management based on the characteristics of the underlying collateral, (ii) employing conservative loan-to-value ratios which management believes should generally enable the Company to recover from liquidation proceeds most of the fees and expenses incurred in connection with repossessing, safeguarding and liquidating collateral, (iii) using its field examiners to inspect collateral periodically and, when appropriate, engaging independent collateral monitoring firms to implement appropriate collateral control systems, including bonding certain of the client's employees, and (iv) requiring clients to maintain appropriate amounts and types of insurance issued by insurers acceptable to the Company naming the Company as the party to whom loss is paid. Although management believes that the Company has (or third parties acting on behalf of the Company have) the requisite skill to evaluate, monitor and manage the risks associated with the making of Collateralized Advances, there can be no assurance that the Company will in fact be successful in doing so.



The making of Overadvances is generally considered by the Company to entail greater risk than either factoring of accounts receivable or the making of Collateralized Advances. Overadvances are secured primarily by equity in the clients assets which is in excess of the formulas used by the Company to calculate availability of advances for accounts receivable Factored Accounts Receivables or Collateralized Advances. In addition, other assets, including those owned by the clients principals, may be pledged. Accordingly the Company may be unable to realize the values of such collateral to repay Overadvances. The Company makes Overadvances after determining specific uses of each Overadvance and agreeing with the client on the repayment plan for each such advance, which is usually a function of a future purchase of an account receivable or a Collateralized Advance to be made at a future date. Although the Company carefully monitors each Overadvance, there can be no assurance that Overadvance activity, particularly if concentrated with a single account debtor, could not have a material adverse effect on the Company.


The provision for credit losses increased to $9.3 million in the first nine months of 1998 from $1.0 million in the first nine months of 1997. The provision for credit losses during the third quarter of 1998 was increased by approximately $3.5 million, to $3.9 million from $363 thousand. In the nine month period ending September 30, 1998, the Company was negatively impacted by
(i) the adverse result of litigation of approximately $900 thousand, (ii) the bankruptcy of a major obligor of approximately $900 thousand, and (iii) the decline in the value of foreclosed land based on new market information of approximately $645 thousand. Additionally, one of the Companys major clients experienced severe difficulties in the second quarter and ceased operations in the third quarter, which the Company believes may lead to a write-off of approximately $3 million. During the third quarter, the Company wrote off or wrote down non-performing assets by a total of $300 thousand, provided additional reserves of $3.2 million for specific accounts where it was determined that a loss in future periods is likely based on specific actions that occurred in the third quarter, and added approximately $600 thousand to the allowance for credit losses. The following table provides a summary of activity in the Company's allowance for losses accounts for the periods ending September 30, 1997 and 1998.


                                       Nine Months Ended      Three Months Ended
                                     9/30/98     9/30/97    9/30/98     9/30/97
                                          (In Thousands)

Balance Beginning of Period
  Specific Allocation                 $1,461        $525     $3,625      $1,675
  Allowance for Credit Losses          1,279       2,054      1,165       1,536
Additions                              8,823       1,038      3,366         362
Write-Offs                            (3,740)     (1,120)      (307)       (760)
Recoveries                                40         330         14          14
Balance - End of Period
  Specific Allocation                  6,309       1,084      6,309       1,084
  Allowance for Credit Losses          1,554       1,743      1,554       1,743

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

Changes in interest rate levels do not generally affect the income earned by the Company in the form of discounts charged in its factoring business. Rising interest rates would, however, increase both the Companys interest income on prime rate based advances and overadvances and the Company's cost of borrowed money based on its current borrowing arrangements which are prime or base rate adjusted credit facilities.

Changes in Financial Condition

The increase in total assets was a function of increases in purchased receivables and advances receivable, plus an increase in income tax receivable, which represents the estimated future tax effects of the carryforward of net operating losses. These increases were partially offset by decreases in cash, a decrease in other receivables and a decrease in other assets. The increased level of assets was financed through increases in notes payable, accounts payable and accrued expenses, and credit balances of factoring clients. A chart detailing the composition of purchased receivables and advances receivables at September 30, 1998 and December 31, 1997 follows. Non-performance assets all shown net of specific allocations of reserves.

Analysis of Purchased Receivables and Advances Receivable

     Purchased Receivables                          09/30/98         12/31/97
                                                 -------------    -----------
    Invoices .................................   $ 23,329,863    $ 21,541,721
    Factors Division .........................      3,240,015       2,982,887
    Non-Performing - Net .....................      1,558,172       3,089,196
    Life Insurance Policies - Net ............      3,000,868       3,180,868
    Other - Net ..............................        267,453         601,906
                                                 ------------    ------------
                                                   31,396,371      31,396,578

         Less Participations .................       (639,763)     (1,768,959)
         Less Allowance for Credit Losses ....     (1,088,000)     (1,575,154)
         Less Unearned Discount ..............     (4,030,263)     (5,135,081)
                                                 ------------    ------------
             Total Purchased Receivables - Net   $ 25,638,345    $ 22,917,384
                                                 ============    ============

Advances Receivable
    Invoices .................................      3,055,541       1,292,023
    Inventory ................................      5,199,781       3,742,850
    Machinery & Equipment ....................      2,610,309       2,723,950
    Real Estate ..............................        804,318       1,040,067
    Overadvances .............................        921,007         753,089
    Other ....................................        942,141         619,437
    Non Performing - Net .....................      2,088,359       3,323,069
                                                 ------------    ------------
                                                   15,621,456      13,494,485

         Less Participations .................       (160,000)       (440,000)
         Less Allowance for Credit Losses ....       (465,752)           --
         Less Unearned Discount ..............       (622,676)       (139,559)
                                                 ------------    ------------
             Total Advances Receivable - Net .   $ 14,373,028    $ 12,914,926
                                                 ============    ============


Liquidity and Capital Resources

The Company's principal funding sources are the collection of Factored Accounts Receivable and Advances, shareholders equity and external borrowings. For additional detail regarding external borrowings, see Notes 3 and 4 to the unaudited financial statements contained in this Form 10-QSB.

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

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 14, 1998, the Company issued $2,896,000 of 10% Convertible Subordinated Notes due September 30, 2003 (New Notes) to Value Partners, Ltd. On a private placement basis in reliance upon Section 4(2) of the Securities Act of 1933. The New Notes were sold for cash at par, and no underwriter was used. The New Notes are convertible into the Companys common stock in whole or in part at the rate of one share of common stock for each $6.50 principal amount of the New Notes. The proceeds from the sale of the New Notes were used by the Company to repurchase an equivalent principal amount of Convertible Subordinated Notes due September 30, 2000 (Old Notes) from holders of Old Notes who had elected to put such notes to the Company.

On September 30, 1998, the Company issued an additional $1,701,000 of New Notes in exchange for Old Notes that were tendered to the Company by accredited investors. The exchange offer was also conducted on a private placement basis in reliance upon Section 4(2) of the Securities Act of 1933, and no underwriter was used in the exchange offer.

See also Note 4 to the unaudited financial statements contained in this Form 10-QSB.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

As discussed in Notes 3 and 4 to the unaudited financial statements contained in this Form 10- QSB, at September 30, 1998, the Company was in default of certain financial covenants related to interest coverage and net worth requirements with respect to its line of credit and New Notes. The Company has received waivers of such defaults. There can be no assurance that such defaults will not re-occur in the future or that any future defaults will also be waived.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. - OTHER INFORMATION

     None.

ITEM 6(a). - EXHIBITS

Exhibit 10.1 Material Contracts

Indenture, dated September 14, 1998, 10% Convertible Subordinated Notes, incorporated by reference to the Companys filing on Form 10-QSB for the Quarter Ended September 30, 1998.


Exhibit 10.9.  Employment Contracts

Employment and Compensation Agreement with C. Fred Jackson incorporated by reference to the Companys filing on Form 10-QSB for the Quarter Ended September 30, 1998.

Exhibit 27.  Financial Data Schedule

ITEM 6(b). - REPORTS ON FORM 8-K

None.

                                   SIGNATURES

In accordance with the requirements of Securities and Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ALLSTATE FINANCIAL CORPORATION



Date:    November 16, 1998                /s/ David W. Campbell
                                          ---------------------
                                          David W. Campbell
                                          Chairman
                                          Chief Executive Officer

Date:    November 16, 1998                /s/ Lawrence M. Winkler
                                          -----------------------
                                          Lawrence M. Winkler
                                          Secretary/Treasurer
                                          Chief Financial Officer