Form 10KSB
period 1998-12-31
ALLSTATE FINANCIAL CORP /VA/
filed 1999-04-01
CIK 852220

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
     x/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

     |_| Transition report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

                  For the transition period from ___________ to ____________

                         Commission File Number 0-17832

                         Allstate Financial Corporation
                 (Name of Small Business Issuer in Its Charter)

                  Virginia                              54-1208450
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

         2700 S. Quincy Street, Arlington, VA              22206
         (Address of principal executive offices)       (Zip Code)

         Issuer's telephone number, including area code:  (703) 931-2274

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
  Common Stock - No par value

         Check  whether the issue (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No ______

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K (Section 229.405 of this chapter) contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10_KSB or any amendment to this Form 10-KSB.
|_|

         Revenues for year ended December 31, 1998, were $10,301,218. Revenues for year ended December 31, 1998, were $10,301,218.
         The aggregate market value of the common stock held by non affiliates as of March 29, 1999 was $9,294,732 computed by reference to the closing market price at which the stock was traded on March 29, 1999.

         The number of shares outstanding of the issuer's common stock, as of March 29, 1999, was 2,323,683.

  Transitional Small Business Disclosure Format (check one):  Yes ____  No __X__

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the definitive proxy statement for the 1999 annual meeting of stockholders to be filed on or about April 15, 1999 are incorporated into Para. III, Items 9 through 12 of this Form 10-KSB.

Part I

    This Form 10-KSB may contain certain "forward-looking statements" relating to the Company (defined in Item 1 below) which represent the Company's current expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", " estimate", or "continue", or the negatives or other variations thereof, or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, seasonality, and variability of quarterly results, ability of the Company to continue its growth strategy, competition, and regulatory restrictions relating to potential new activities, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward looking statements.


Item 1.  Description of Business

     Allstate Financial Corporation (the "Company") was incorporated in 1982 in the Commonwealth of Virginia. The Company is a commercial finance institution which provides financing to small and middle-market businesses through the discounted purchase of invoices with recourse to the seller, and through loans secured by accounts receivable, inventory, machinery and equipment, and real estate. In addition, the Company provides other financial assistance to businesses in the form of guarantees and letters of credit. In 1997, the Company began a program of purchasing invoices without recourse, assuming the risk that an account debtor may become insolvent. This activity ceased during 1998. The Company's subsidiary Lifetime Options, Inc. manages a portfolio of life insurance policies it purchased from individuals facing life-threatening illnesses. During 1997, Lifetime Options ceased purchasing policies.

     Unless the context  requires or otherwise  permits,  all  references to the
"Company"   include  Allstate   Financial   Corporation  and  its  wholly  owned
subsidiaries.

     The Company's corporate offices in Arlington, Virginia house all of its credit and client administration activities. There is also a marketing office in New York, New York. In 1999, the Company plans to open additional marketing offices to focus on origination of earning assets in geographic areas where it is not currently represented.

Business of Company


Principal Products

     The Company's principal products are financing for small and medium-sized businesses, usually those with annual sales of $1 million to $30 million dollars per year. Through its offering of both the purchase of invoices with recourse to the seller ("Recourse Factoring" or "Factoring") and advances secured by accounts receivable, inventory, machinery and equipment, and real estate ("Asset-Based Lending" or "ABL"), the Company provides its clients with the ability to expand their working capital and acquire productive business assets. The Company may also allow a client to use the Company's credit standing by providing a letter of guaranty or by obtaining a letter of credit for the client from the Company's bank. These forms of credit enhancement are used by the clients to acquire inventory for sale to their customers. Through its range of products, the Company believes it offers a single source of financing for these businesses throughout their life cycles.


Distribution Methods

     Traditionally, the Company has marketed its Factoring product through referrals from a network of independent brokers with whom it has agreements. These brokers receive fees when the Company advances funds to clients they have referred to the Company. The ABL product is marketed through the Company's marketing employees, who solicit referrals from business consultants, lawyers, accountants, and commercial banks. The Company requires more extensive financial information and reporting from clients who seek to qualify for its ABL product, and believes that these kinds of referral sources will be more likely to provide prospects who will qualify for such financing.


Competition

     In its Factoring and ABL businesses, the Company faces competition from other factoring companies, asset-based lenders, diversified lenders who offer both products, and commercial banks who offer secured financing. Due to the size of facilities that it offers, the Company competes with both regional sources of financing and large national organizations. Many of these competitors have significant financial, marketing and operational resources, and may have access to capital at lower costs than the Company can obtain.


Sources of Capital

     The Company's requirement for capital is a function of its level of its investment in receivables. The Company funds this investment through its revolving bank credit line, its convertible subordinated notes, and internally generated funds.

     The Company maintains a $25 million revolving line of credit with a group of banks. The line of credit is secured by substantially all of the Company's assets. The total facility may be used by the Company to fund the purchase of invoices or advances secured by accounts receivable. There are sublimits available for the funding of advances secured by client inventory and machinery and equipment, and for issuance of letters of credit by the bank group. Borrowings under the line of credit bear interest at the agent bank's base rate or a margin over the London Interbank Offering Rate, at the Company's option. The credit line has covenants of the type which are typical of those required of borrowers in the Company's business line. The line of credit is due May 12, 2000.

    The Company also has outstanding approximately $5 million in aggregate principal amount of convertible subordinated notes of which $361 thousand are due in 2000 and $4.6 million are due in 2003. The notes due in 2000 are convertible into common stock of the Company at $7.50 per share and require interest payments based on a spread over the prime rate. The notes due in 2003 are convertible into common stock of the Company at $6.50 per share and bear a fixed interest rate of 10%. The notes are unsecured and subordinated in payment to all other debt of the Company. The notes due 2003 have financial covenants that are similar to but less restrictive than the covenants in the line of credit. In addition, upon the occurrence of certain change of control events, the holders of the notes have the ability to put their notes back to the Company.

     The Company believes that borrowings under its current credit facility, the proceeds of the convertible subordinated notes, and internally generated funds will be sufficient to finance the Company's funding requirements for the near term.


Client Base

     The Company's clients are small- to medium-sized growth and turnaround companies with annual revenues typically between $1 million and $30 million. The Company's clients do not typically qualify for traditional bank financing because they are either too new, too small, undercapitalized (over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank lender. Accordingly, there is a significant risk of default and client failure inherent in the Company's business.









                  [Remainder of Page Intentionally Left Blank]

     The following table indicates the composition of the Company's receivables by type of client business as of December 31, 1998 and 1997.

                                                Year Ended December 31,
                                       -----------------------------------------
                                               1998               1997
                                       ------------------ --------------------

Business of Client                     Receivable  Percent  Receivable  Percent
                                      (in thousnds)       (in thousnds)
Importer and distributor of:
   Plastic bags .....................   $12,452      29.2% $ 4,745       9.5%
   Jewelry and jewelry boxes ........     8,797      20.6      433       0.8
   Computer components and ..........     1,414       3.3   11,564      23.1
       software 1
   Tapes ............................     1,401       3.3    2,094       4.2
   Food industry ....................     1,036       2.4      587       1.2
   Carpets ..........................      --         --     1,446       2.9
   Motor engineers ..................      --         --       394       0.8
Importer, manufacturer and distri-
   butor of apparel wear, accessories
   and other durable goods ..........     3,423       8.0    7,205      14.4
Provider of publishing, direct mail
   and advertising ..................     3,206       7.5    6,579      13.1
Life insurance contracts ............     2,629       6.2    3,181       6.3
Provider of trucking and air freight      2,668       6.3    4,298       8.6
Contracts for construction and
   construction supply ..............     2,228       5.2    4,359       8.7
Provider of computer training .......     1,350       3.2     --      --
Legal claims receivable .............       371       0.9      732       1.5
Provider of engineer and health
  temps .............................       334       0.8      380       0.8

Provider of uniform sales & rentals .       125       0.3    1,036       2.1
Recreational and health club ........       --        --       400       0.8
   facilities
Other ...............................     1,215       2.8      606       1.2
                                          -----    -------  ------   --------
         Total ......................   $42,649     100.0% $50,039     100.0%
                                        =======    ======= =======   ========


1 Does not reflect participation of others of $759,424 and $2,208,957 at December 31, 1998 and 1997 respectiveley.

     The following table indicates the composition of the Company's gross receivables by state of location of client business as of December 31, 1998 and 1997.

                             1998                   1997
                     --------------------  ---------------------
Client State          Receivables Percent  Receivables    Percent
                    (in thousands)         (in thousands)
New York ...........   $25,963     60.9%      $15,827       31.6%
New Jersey .........     5,375     12.6         7,061       14.1
Virginia ...........     3,000      7.0         3,913        7.8
California .........     2,731      6.4        14,390       28.7
Florida ............     1,979      4.6         1,302        2.6
North Carolina .....       727      1.7           --          --
Pennsylvania .......       707      1.7         1,415        2.8
Connecticut ........       423      1.0         1,605        3.2
Delaware ...........       404      0.9           340        0.7
Minnesota ..........       330      0.8           179        0.4
District of Columbia       213      0.5           --         --
Maryland ...........       208      0.5           531        1.1
Rhode Island .......       204      0.5           176        0.3
New Mexico .........       160      0.4           176        0.3
Wisconsin ..........       125      0.3           130        0.3
Illinois ...........        50      0.1            80        0.2
Georgia ............        50      0.1         1,159        2.3
Mississippi ........        --      --            189        0.4
Nebraska ...........        --      --            400        0.8
South Carolina .....        --      --             37        0.1
Texas ..............        --      --          1,078        2.2
Arkansas ...........        --      --             51        0.1
                       -------     ----       -------      -----
    Total ..........   $42,649   100.0%       $50,039      100.0%
                       =======   ======       =======      =====


     The tables above reflect the composition of the Company's receivables by client industry and state of client location at the dates indicated. Because the Company's major clients tend to change significantly over time, these tables are not likely to reflect the composition of the Company's receivables by client industry or state of location at future points in time.

    From time to time, a single client or single industry may account for a significant portion of the Company's receivables. For the year ended December 31, 1998, two clients each accounted for more than 10% of gross earnings. The total gross earnings for these two clients accounted for 36.6% of the Company's total earned discounts and interest as compared to the year ended December 31, 1997 where one client accounted for more than 10% of gross earnings, with 36.9%. At December 31, 1998, two clients each accounted for more than 10% of the Company's outstanding gross finance receivables, and those two clients together accounted for 36.9% of the Company's total finance receivables, while at December 31, 1997, one client accounted for more than 10% of the Company's outstanding gross finance receivables, with 22.8%. During 1998, the Company adopted a policy to restrict the size of any one new client to a maximum of $3 million, and to take steps to reduce the size of the three existing clients who are currently over that limit. Although the Company carefully monitors client and industry concentration, there can be no assurance that the risks associated with client or industry concentration could not have a material adverse effect on the Company.

     Historically, the Company has not expected to maintain a funding relationship with a client for more than two years. The Company expected that its clients would qualify for more competitively priced bank or asset-based financing within that time period, or would be liquidated. Therefore, the Company's major clients have tended to change significantly over time. Today, however, because the Company is offering a wider range of products, at lower rates than it has historically, it is possible that the length of the Company's funding relationships with its clients may be extended. Although the Company has historically been successful in replacing major clients, the loss of one or more major clients and an inability to replace those clients could have a material adverse effect on the Company.


Obligor (Account Debtor) Information

     The quality of the purchased invoices is the Company's primary security against credit losses from its Factoring activities. The Company generally does not purchase accounts receivable that have aged significantly.


     As of December 31, 1998 and 1997, the Company's receivables included $23.7 million and $34.8 million of purchased invoices on which approximately 4,200 and 3,400 entities, respectively, were obligated. There is considerable variation from period to period in the composition of account debtors and the amount of their respective obligations to the Company.


     If the Company has not received payment on a Factored account receivable within 90 days after its acquisition or if at any time prior to 90 days the Company determines that it is unlikely to receive payment, the Company requires the client to repay the amount the Company has advanced on the receivable plus the amount of discount earned. If, after 90 days, follow up calls to account debtors lead the Company to believe that an invoice is collectable within a reasonable period of time, the Company may allow the advance to remain outstanding in return for an additional discount from the client. In that event, the earned discount owed on the original period of the advance is collected from the client the end of 90 days and earned discounts thereafter accrue as if the account receivable were a new purchase.

     From time to time, a single account debtor or several account debtors may be obligated on a significant portion of the Company's gross factored accounts receivable. As of December 31, 1998 and 1997, the largest single account debtor accounted for approximately 2% and 10.7%, respectively, of the Company's gross purchased invoices. Although the Company carefully monitors account debtor concentration and regularly evaluates the creditworthiness of account debtors, there can be no assurance that account debtor concentration could not have a material adverse effect on the Company.


Government Regulation

     State's usury laws generally limit the amount of interest that a creditor may contract for, charge or receive in connection with the lending of money. In the Commonwealth of Virginia (in which the Company's operating offices are located), there are no restrictions on the rates of interest and fees which may be charged by the Company to commercial borrowers.

     In connection with certain of its clients whose obligors include the United States or departments or agencies thereof (the "U. S. Government"), certain receivables purchased by the Company are subject to the Federal Assignment of Claims Act ("FACA"). FACA provides that an assignment of a client's contractual claim for monies due from the U.S. Government will be enforceable against the U.S. Government by a third party assignee of such client, such as the Company when it enters into a Factoring arrangement, only under limited circumstances. The Company does not always comply with FACA when it purchases invoices where the U.S. Government is the account debtor. Non-compliance with FACA causes the Company to lose any right it may have to receive payments directly from the U.S. Government or cause the U.S. Government to acknowledge the Company's claim in such receivables. However, FACA does not limit the Company's ability to require its clients to direct payments made by the U.S. Government to a Post Office box controlled by the Company in order that the Company may apply them to the clients' accounts. The U. S. Government also has significant rights of offset in connection with its contractual payments. In cases where the U.S. Government is the obligor, an assignee must comply with FACA in order to protect itself from such offsets. The U.S. Government has broad offset rights, including offsets for unpaid taxes and offsets arising from disputes involving other contracts between the client and the U.S. Government. During 1998 and 1997, the U.S. Government accounted for immaterial percentages of the Company's total volume of invoices purchased.


Year 2000 Disclosures

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer equipment, software and other devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities. The inability of business processes to function correctly in 2000 could have serious adverse effects on companies and entities throughout the world. Management has determined that the consequences of its Year 2000 issues could have a material effect on the Company's business, results, or financial condition if the Company and certain material third parties do not become Year 2000 compliant.

     The Company has identified all significant information technology ("IT") applications that are not Year 2000 compliant. Management does not believe it has any non-IT systems, (those other than computers or software which include microprocessors), which are not certified by their vendors as compliant. The Company has determined to replace all of the non-compliant IT applications and hardware with applications and hardware certified by third party vendors as compliant and tested for compliance. The first phase of Year 2000 remediation, identifying the appropriate replacement applications, has been completed. The second phase, purchasing or contracting to license or purchase the applications, is expected to be completed prior to April 30, 1999. Each new system selected is "off the shelf", and is certified Year 2000 compliant, so, therefore, the third phase, installation and testing, will be limited and is expected to be completed by June 30, 1999. The fourth phase, limited conversion of certain existing data to the replacement systems, is expected to be substantially completed at the end of the testing phase, and finally completed before September 30, 1999. The cost of becoming Year 2000 compliant through acquisition of new systems is estimated at $100 thousand, of which no expenditures have been incurred for the year ended December 31, 1998. The funds for these expenditures are available from the Company's expected cash flows during the periods of expenditure.

     The Company's IT systems are not interdependent with those of any third party. Major suppliers, who are primarily telecommunications companies, financial institutions and public utilities, have disclosed that they do not expect any significant interruptions in their businesses. The Company has sent questionnaires to its clients and material obligors, and will evaluate their responses prior to September 30, 1999. If a material client or obligor has a business interruption, the Company's operations could be affected. In the most likely worst case Year 2000 scenario, the Company will not be able to determine whether certain clients and obligors have unresolved Year 2000 issues, and some clients and obligors may have business interruptions even though the Company believes they will be compliant. In these cases the Company may have to cease doing business with clients or obligors that could have a material effect on the Company's financial condition. The Company has not determined whether such possible events may have a material effect on its financial condition, but is continuing to analyze the uncertainty through monitoring the Year 2000 compliance efforts of clients and obligors.

     A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario. The Company expects to complete its analysis and contingency planning by September 30, 1999.


Employees

     The Company currently has 30 full-time employees. None of the Company's employees is a party to any collective bargaining agreement, and management considers its relations with employees to be satisfactory.


Item 2.  Description of Property

     The Company's principal offices occupy approximately 8,000 square feet of space in an office building in Arlington, Virginia. The Company's lease on this property expires in December 2001. The cost of renting this office space was approximately $184 thousand in 1998 compared to $172 thousand in 1997. The Company has a right of first refusal to acquire an additional, contiguous 1,500 square feet at its present site when that space becomes available.

     Commencing November 1997, the Company also occupied approximately 2,500 square feet of space in an office building in New York City. The costs of renting this facility were $81 thousand in 1998 and $14 thousand in 1997. The Company elected to terminate the lease in February 1999 for a one-time fee of $35 thousand. At the same time the Company leased an executive suite facility in New York City for a term ending July 1999, with options to renew. The annual rent on the new facility is approximately $26 thousand.

     The Company believes that its present office facilities are adequate.


Item 3. Legal Proceedings

See Notes to Consolidated Financial Statements - (L) Commitments and
    Contingencies.


Item 4. Submission of Matters To A Vote Of Security Holders

None.

Part II


Item 5. Market For Common Equity and Related Stockholder Matters The Company's common stock is traded on the Nasdaq Stock Market (Symbol ASFN).


     The following table sets forth the range of representative high and low bids for the Company's common stock in the over the counter market for the periods indicated, as furnished by the National Association of Securities Dealers, Inc. These bids represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.



                               Fiscal Years Ended December 31,
                            1998                                1997
                     High          Low               High                Low

First Quarter        9.000         5.688             6.375               5.500
Second Quarter       8.375         5.438             6.125               5.625
Third Quarter        7.250         3.375             6.000               5.125
Fourth Quarter       4.375         2.625             7.000               4.875



     On March 3, 1999, there were approximately 42 stockholders of record based on information provided by the Company's transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders of the Company because a significant portion of the Company's stock is held in street name. Based on the best information made available to the Company by the transfer agent, there are approximately 410 beneficial holders of the Company's common stock.

     The Company has not paid a dividend and does not anticipate paying cash dividends to holders of its common stock for the foreseeable future. The Company currently intends to retain earnings for future capital requirements and growth.

Item 6. Management's Discussion and Analysis or Plan of Operation

General

     The Company is a commercial finance institution which provides financing to small and middle-market businesses through Factoring, the discounted purchase of invoices with full recourse to the seller, and ABL, advances secured by accounts receivable, inventory, machinery and equipment, and real estate. On occasion, the Company will also provide other specialized financing structures, which satisfy the unique requirements of the Company's clients. The Company also provides its clients with letters of guaranty, and arranges for the issuance of letters of credit for its clients.

     During the second quarter of 1997, the Company established a new division, Allstate Factors, which was engaged in traditional "non-recourse" factoring in which the factor typically assumes the risk that an account debtor may become insolvent. The Company minimized the exposure associated with assuming such risk by refactoring the receivables purchased by Allstate Factors with a large commercial factor that assumed the insolvency risk. Allstate Factors has ceased purchasing receivables, and the Company is now engaged in managing Allstate Factors' existing portfolio.

     Lifetime Options, Inc., a Viatical Settlement Company ("Lifetime Options"), a wholly-owned subsidiary of the Company, was engaged in the business of buying life insurance policies, at a discount, from individuals facing life-threatening illnesses. During 1997, Lifetime Options ceased purchasing policies, and it is now engaged solely in managing its existing portfolio.


     The Company's clients are small- to medium-sized businesses with annual revenues typically ranging between $1 million and $30 million. The Company's clients do not typically qualify for traditional bank or asset-based financing because they are either too new, too small, undercapitalized (or over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank. They are frequently experiencing periods of rapid growth or some level of financial stress. Thus, the Company generally relies on the quality of obligors of the client or the assets the client can pledge as collateral, rather than the financial condition of the client itself.

     On December 29, 1997, Value Partners, Ltd., a major shareholder, together with three other shareholders of the Company who were also independent directors, filed a petition in the Circuit Court for Arlington County, Virginia against the Company seeking to (i) invalidate the election of directors held at the annual meeting of shareholders on November 18, 1997, (ii) order a new 1997 election of directors and (iii) enjoin the Board of Directors of the Company from acting as such without court approval pending a new election. After discovery and evidentiary and other hearings before the court, the plaintiffs and the Company agreed to the entry of a decree by the court ordering a meeting of shareholders on May 12, 1998, the date otherwise specified in the Company's Amended By-Laws, as amended, as the date for the 1998 annual meeting of shareholders. Prior to the 1998 annual meeting the "Allstate Financial Corporation Independent Shareholders/Directors Committee" (the "Committee"), which was composed of Value Partners, Ltd.; David W. Campbell, William H. Savage, Edward A. McNally, and Lindsay B. Trittipoe, independent directors of the Company; and C. Scott Bartlett, a former director of the Company, proposed the election of a slate of directors in opposition to the nominees proposed by the Company's management (the lawsuit and the election are hereinafter referred to as the "Proxy Contest"). At the 1998 shareholders meeting, the shareholders elected the directors proposed by the Committee.


Year ended December 31, 1998 vs. year ended December 31, 1997

     In its Factoring product line, the Company purchases invoices at their face amount, and makes an advance payment to its client against the collection of the invoices. The amount (less negotiated discounts) of the advance payment is based upon the size, age and type of accounts being purchased, the quality of client documentation and the Company's judgment as to the payment history and creditworthiness of the obligors. The Company generates revenue through purchase discounts, which are negotiated on a client-by-client basis. Total purchased invoices as of December 31, 1998 decreased $11.1 million, or 31.9%, to $23.7 million from $34.8 million as of December 31, 1997. The bulk of the decrease related to the liquidation of a Factoring client of the Company which had filed for bankruptcy in the fourth quarter of 1998, and to charge-offs. Two other significant clients successfully obtained financing with lower-cost funding sources.

     The Company's ABL product line provides asset-based loans to the Company's clients, primarily working capital and equipment loans, at negotiated spreads over the prime rate. In its ABL activities, the Company typically analyzes the accounts receivable collateral, obtains appraisals, based on liquidation value, of the other collateral offered and extends credit based upon a negotiated percentage of the appraised collateral values. During 1998, the Company's ABL advances receivable increased $4.3 million, or 35.8%, to approximately $16.3 million from $12.0 million at December 31, 1997. One major new client accounted for this increase. Interest income and amounts outstanding under such ABL facilities are expected to increase in 1999 due to the continuing demand for this type of financing. The Company believes that advances receivable subject the Company to less volatility and risk than is inherent in its Factoring portfolio.

     The Company anticipates that in 1999 it will achieve growth in both of its product lines, in the geographic markets currently served, and in new regions where the Company can identify appropriate marketing employees. Continuing growth depends heavily on the Company's ability to find, evaluate, underwrite and process financing requests from small and middle-market businesses and their advisors, accountants, attorneys, and other sources. This may require the addition of experienced marketing, operations, support and administrative staff, as well as additional funding resources to support growth in receivables.

     At December 31, 1998 and 1997, the Company had $832 thousand and $0 in income taxes receivable, and $4.0 million and $1.1 million in deferred income taxes, respectively. Income taxes receivable represent the amounts of taxes refundable for the years then ended. The deferred income taxes represent projected decreases in taxes payable in future years as a result of carryforwards at the end of each year.

     Other assets decreased 72.8%, to $654 thousand from $2.4 million at December 31, 1998 and 1997, respectively. This decrease was primarily the result of a $1.7 million decrease in land and buildings held for resale, to $548 thousand from $2.2 million.

     The following  table breaks down total revenue by type of  transaction  for
the  periods  indicated  and  the  percentage   relationship  of  each  type  of
transaction to total revenue.

                                                       For the Years Ended December 31,
                                                      1998                            1997

Type of Revenue                             Earned           Percent         Earned          Percent
                                           Revenue                           Revenue

Discount on purchased invoices           $4,229,332           41.1%         $4,705,913         47.0%

Earnings on advances
    receivable                            3,719,873           36.1           2,558,486         25.6

Earnings on purchased life
    insurance policies                       15,000            0.1             172,231          1.7

Fees and other income                     2,337,013           22.7           2,569,213         25.7
                                          ---------           ----         -----------         ----

Total revenue                           $10,301,218          100.0%        $10,005,843        100.0%
                                        ===========          ======         ==========        ======



     Total revenue increased by 3.0% in 1998 versus 1997, to $10.3 million from $10.0 million. Within total revenue, discounts on purchased invoices decreased 10.1% in 1998 as compared to 1997. The average earned discount as a percentage of total invoices purchased in 1998 was 3.6%. The comparable average percentage in 1997 was 3.0%, representing an increase of 20.0% in 1998. This increase reflects higher discounts on two of the Company's larger clients. As the composition of the Company's client base may change over time, there is no assurance that the increased discount level can be maintained.

     Earnings on advances receivable increased by 45.4% in 1998 versus 1997. This was attributable to a higher average balance of advances, $23.8 million in 1998 versus $19.9 million in 1997, and a higher yield on the  portfolio,  15.6%
versus 12.9%, respectively. As a result of the Company's intent to increase its ABL business to decrease the risk in the portfolio, the composition of the Company's ABL client base may change over time, and there is no assurance that the increased yield level can be maintained.

     There was a 91.3% decrease in earnings on purchased life insurance policies in 1998 versus 1997. The company continues to adjust earnings on the polices because it has determined that the assumptions of remaining life expectancy of the insureds will not allow the collection of interest according to the terms of the purchase agreements.

     Fees and other income decreased 9.0% in 1998 as compared to 1997, to $2.3 million from $2.6 million, respectively. The decrease was because the 1997 results included several large termination fees, charged when clients refinance their outstandings prior to expiration of their credit facilities.



     The following table sets forth certain items of expense for the periods indicated and the percentage relationship of each item to total expenses in the period.

                                           For the Years Ended December 31,
                                                       1998 1997

Type of Expense                             Amount           Percent         Amount             Percent
Compensation and fringe
   benefits                               $3,447,656          17.3%            $3,087,085         36.9%

General and administrative                 4,963,636           24.9             2,514,553         30.1

Interest expense                           1,903,336           9.6              1,170,152         14.0

Provision for credit losses                9,598,503           48.2             1,593,555         19.0
                                           ---------           ----           -----------        -----                    ----

Total expenses                           $19,913,131          100.0%           $8,365,345        100.0%
                                         ===========          ======           ==========        ======



     Compensation and fringe benefits increased $361 thousand, or 11.7%, due primarily to the $302 thousand expenses associated with the severance of key officers following the Proxy Contest, and the payroll costs associated with Allstate Factors.

     General and administrative expense, which in total increased $2.4 million, or 97.4%, consisted of the following items, each shown as a percentage of total G&A for the corresponding period.


                                               For the Years Ended December 31,
                                             1998                               1997
                                   Amount         Percent               Amount       Percent

Rent, building & equipment        $764,180           15.4%            $524,698         20.9%
Office expense                     605,250           12.2              540,473         21.5
Selling expenses                   657,707           13.3              546,407         21.7
Client litigation                  989,687           19.9              355,982         14.2
Other professional fees            587,209           11.8              200,339          7.9
Proxy Contest & investor
   relations                       993,767           20.0               24,388          1.0
Other                              365,836            7.4              322,266         12.8
                                   -------           ----             --------        -----                                  ----
Total general and
    administrative              $4,963,636          100.0%          $2,514,553        100.0%
                                ==========         =======          ==========        ======



     The primary components of the increase in general and administrative expenses were increased client litigation expense, higher professional fees, and expenses related to the Proxy Contest. Rent, building & equipment expense increased $239 thousand, or 45.6%, primarily due to the impairment of computer equipment and related software that is not year 2000 compliant, and because of higher rent expense due to the maintenance of the now closed New York office. The largest components of the office expense increase were bank charges and credit reports. Selling expense increased $111 thousand, or 20.4%, primarily due to commissions to the bank which refactored the Allstate Factors invoices. The increase in client litigation expenses of $633 thousand, or 178.0%, was attributable to legal fees incurred by the Company in connection with the settlement of ongoing legal cases to recover monies owed the Company or to defend the Company as a result of claims made by former clients. The increase principally related to four specific cases, three of which have been concluded. Other professional fees increased $387 thousand or 193.1%, principally due to recruiting fees paid to third parties to recruit individuals to fill specific executive and staff positions, costs to obtain debt covenant waivers, and accelerated amortization of remaining legal and administrative fees for the convertible subordinated notes which were retired during 1998.

     The Company incurred expenses of $947 thousand, which are not anticipated to recur, related to the Proxy Contest, including $397 thousand paid directly or reimbursed to Value Partners, Ltd. for expenses incurred by the Committee in 1998. In their proxy filing, the Committee advised shareholders that, if successful in the Proxy Contest, they would seek reimbursement from the Company for their expenses. This reimbursement was recorded as a general and administrative expense. See Note I to the Consolidated Financial Statements included herein.

     Interest Expense increased $733 thousand, or 62.7%, due to increases in the average amount outstanding under the Company's bank line of credit, which was $11.7 million in 1998, compared to $4.7 million in 1997.

     The provision for credit losses represented the largest category of expense as a component of revenue. It also suffered the largest increase in 1998 from its 1997 level, $8.0 million, representing a 502.3% increase. During 1998, the Company had charge-offs of $9.6 million, while recovering or reclassifying $59 thousand. Of the charge-offs, approximately $5.3 million were related to accounts placed on non-performing status prior to 1998 and which continued to deteriorate in 1998, including

$908 thousand related to the 1998 disposition at a loss of real estate collateral securing an advance and the deterioration of collections on health club notes, $1.3 million due to the bankruptcy of a major obligor during 1998, $890 thousand due to a decision rendered in 1998 adverse to the Company in a lawsuit, and $857 thousand due to the failure of a client during 1998. Of the $4.1 million of charge-offs related to loans placed on non accrual status in 1998, $3.4 million related to a single client who filed for bankruptcy in 1998. Net charge-offs for 1998 of $9.5 million and the provision of $9.6 million resulted in an allowance for credit losses of $2.8 million, or 7.93% of receivables (net of earned income), exclusive of life insurance policies, outstanding as of December 31, 1998. None of the allowance at December 31, 1998 was allocated to non-performing accounts, which are carried at net realizable value of $3.0 million. During 1997, the Company had charge-offs of $1.8 million while recovering $341 thousand, resulting in net charge-offs of $1.4 million. The Company's 1997 provision for credit losses of $1.6 million brought the allowance for credit losses to $ 2.7 million, or 7.07% of receivables (net of earned income). At December 31, 1997, $1.1 million of the reserve amount was allocated to non-performing assets of $8.5 million, giving a net realizable value estimate of $7.4 million. The Company determines overall reserve levels based on an analysis which takes into account a number of factors including a determination of the risk involved with each individual client, plus additional considerations based on concentration and asset class. The Company believes that the allowance for credit losses is adequate in light of the risks inherent in the portfolio at year-end 1998.


Liquidity and Capital Resources

     The Company's requirement for capital is a function of its level of its investment in receivables. The Company funds this investment through its revolving bank credit line, its convertible subordinated notes, and internally generated funds.

     The Company's $25 million revolving line of credit with a group of banks has covenants of the type typical of those required of borrowers in the Company's business line. These covenants include maintenance of (i) a minimum coverage of earnings before interest and taxes ("EBIT") to interest expense,
(ii) a minimum tangible net worth as defined, (iii) limitations on the amounts advanced to any one borrower, (iv) limitations on non-earning assets as a percentage of total assets, and (v) undrawn availablity of $2 million (in addition to the Company's availability of $1.2 million at December 31, 1998.) The Company was in default of the minimum EBIT coverage and the limitations on funds advanced to any one client requirements at December 31, 1998. The Company requested and received waivers of the defaults and modifications to the terms of the covenants, and believes that it can meet the covenants in future periods as they are now constructed while meeting the funding needs of its existing client base. The Company is directing its efforts at increasing its portfolio of lower risk asset-based loans while maintaining or increasing its Factoring business. For these efforts to be successful, it may be necessary to request modifications to the line of credit related to amount and terms. There can be no assurance that the Company will be successful in obtaining such modifications, or in obtaining replacement financing if is not successful.

     In addition to the restrictions noted above, the revolving credit agreement with the banks prohibits the Company from paying dividends on its common stock. The Company has never paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business.

     As of December 31, 1997, the Company had convertible subordinated notes (collectively the "Old Notes") outstanding with an aggregate principal of $5.0 million. The Old Notes were issued in exchange for 785,475 shares of the Company's common stock (currently held by the Company as treasury stock). The
Old Notes (i) mature on September 30, 2000, (ii) bear interest at the prime rate plus 1.25% per annum (currently 9.0% per annum) at December 31, 1998, (iii) are convertible into common stock of the Company at $7.50 per share, and (iv) are subordinated in right of payment to the Company's secured revolving credit facility.

     The Old Notes had a provision that upon the occurrence of certain "fundamental changes"; the holders had the right to have these notes redeemed at par. The election of the new Board of Directors at the May 1998 shareholder meeting was deemed to have constituted a fundamental change under that provision. The Company:

Advised all noteholders of their right to redeem the notes a par.
Issued new convertible subordinated notes to a major shareholder to provide the Company with a funding source to repurchase all notes tendered under the fundamental change provision. Repurchased the tendered notes. Offered all remaining noteholders, that were accredited investors, the opportunity to exchange their Old Notes for newly issued convertible subordinated notes.

     The old noteholders tendered $2.9 million of Old Notes for repurchase at par. Additionally, Old Notes with a par of $1.7 million were exchanged for the new issue of Convertible Subordinated Notes.

     During 1998, convertible subordinated notes were issued (collectively the "New Notes") that (i) have a maturity of September 30, 2003, (ii) bear interest at a fixed rate of 10% per annum, (iii) are not redeemable at the option of the company, (iv) are convertible into the Company's common stock at $6.50 per share and (v) are subordinated in right of payment to the Company's secured revolving credit facility. The New Notes have financial covenants which are similar to, but less restrictive than, the covenants in the Company's revolving line of credit.

     As of December 31, 1998, the Company had convertible subordinated notes (Old and New Notes) outstanding of $5.0 million.

     The Company expended $52 thousand and $178 thousand on premises and equipment in 1998 and 1997, respectively, principally in connection with upgrades to computer equipment, office furniture and equipment, and leasehold improvements. The Company funded such expenditures from internally generated funds or borrowings under the line of credit. The Company plans to continue to significantly enhance its management information systems for providing, tracking and supporting new products, such as the ABL offerings, and to assure compliance with Year 2000. The source of funds for such expenditures is expected to be from cash flow.


Impact of Inflation

     Management believes that inflation has not had a material effect on the Company's income, expenses or liquidity during the past two years.

     Changes in interest rate levels do not generally affect the income earned by the Company in the form of discounts charged. Rising interest rates would increase the Company's cost of funding discounted receivables based on its current borrowing arrangements which are base rate or LIBOR adjusted credit facilities. The Company's advances receivable bear interest at floating (base) rates, which would cause its borrowing costs to adjust at approximately the same time as its costs would change.

Item 7.  Financial Statements

     See pages 20 to 45.


Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure


         None.


Part III

     Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons:
Compliance with Section 16(a) of the Exchange Act

     A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about April 15, 1999. The information required by this item is set forth under the caption "Election of Directors", under the caption "Executive Officers" and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement, which information is incorporated herein by reference thereto.


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

Item 13. Exhibits and Reports on Form 8-K

(a)     1. Financial Statements:                                    Page Number

The following financial statements are submitted:
 Independent Auditors' Report on Consolidated Financial
 Statements and Schedule                                                 20

 Consolidated Balance Sheets as of December 31, 1998 and 1997      21 through 22
 Consolidated Statements of Operations for the years ended
 years ended December 31, 1998 and 1997                                  23

 Consolidated Statements of Shareholders' Equity for
 the years ended December 31, 1998 and 1997                              24

 Consolidated Statements of Cash Flows for the years
 ended December 31, 1998 and 1997                                  25 through 26

 Notes to Consolidated Financial Statements                        27 through 44


 2.  Financial Statement Schedules

 The following financial statement schedule is filed as part of this report:
 Schedule IV Indebtedness to Related parties
 for the years ended December 31, 1998 and 1997.                          45

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

        Documents incorporated by reference - See Registration Statement on Form S-1 Registration No. 33-46748

        Documents incorporated by reference - See the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1995

Exhibit 10. Material Contracts

     Waiver and Amendment No. 1 dated as of August 12, 1998 to Amended and Restated Revolving Credit and Security Agreement of May 12, 1997.

     Waiver and Amendment No. 2 dated as of September 14, 1998 to amended and Restated Revolving Credit and Security Agreement of May 12, 1997.

     Waiver and Amendment No. 3 dated as of November 13, 1998 to Amended and Restated Revolving Credit and Security Agreement of May 12, 1997.

     Indenture Dated as of September 14, 1998, $4,961,000.00 10% Convertible Subordinated Notes.


Exhibit 10.9 Employment Contracts

    Employment and Compensation Agreement dated July 1, 1996 with Lawrence M. Winkler incorporated by reference to the Company's filing on Form 10-KSB for the year ended December 31, 1996.

    Employment and Compensation Agreement dated July 1, 1996 with Peter D. Matthy incorporated by reference to the Company's filing on Form 10-QSB for the year ended December 31, 1996.

    Employment  and  Compensation   Agreement  dated  July  1,  1996  with  Wade
Hotsenpiller incorporated by reference to the Company's filing on Form 10-QSB for the quarter ended September 30, 1997

    Severance Agreement dated July 2, 1998 with Craig Fishman incorporated by reference to the Company's filing on Form 10-QSB for the Quarter Ended June 30, 1998.

    Employment and Compensation Agreement dated September 1, 1998 with C. Fred Jackson incorporated by reference to the Company's filing on Form 10-QSB for the Quarter Ended September 30, 1998.


Exhibit 21.  Subsidiaries of the Company

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Allstate Financial Corporation and subsidiaries
Arlington, Virginia


     We have audited the accompanying consolidated balance sheets of Allstate Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 13(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Financial Corporation and subsidiaries as of December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP


Washington, D.C.
February 4, 1999
(March 30, 1999 as to Note F)


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                      1998             1997
                                                     -----             ----

                    ASSETS

Cash .......................................     $  2,420,644      $  4,200,050
                                                 ------------      ------------

Purchased receivables ......................       22,302,284        29,921,154
Advances receivable ........................       15,652,457        12,022,624
                                                 ------------      ------------
                                                   37,954,741        41,943,778
Less: Allowance for credit losses ..........       (2,799,931)       (2,738,931)
                                                 ------------      ------------
Total receivables - net ....................       35,154,810        39,204,847
                                                 ------------      ------------

Income tax receivable ......................          831,656              --

Deferred income taxes ......................        3,960,946         1,056,686

Furniture, fixtures and equipment, net .....          166,400           494,240

Other assets ...............................          653,957         2,402,107
                                                 ------------      ------------

TOTAL ASSETS ...............................     $ 43,188,413      $ 47,357,930
                                                 ============      ============


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       1998              1997
                                                       ----              ----

      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses ...........  $  1,081,655    $    420,356
Credit balances of factoring clients ............     4,559,570       3,725,257
Notes payable ...................................    15,014,717      14,434,051
Convertible subordinated notes ..................     4,958,000       4,974,000
Income taxes payable ............................          --           240,226
                                                   ------------    ------------

TOTAL LIABILITIES ...............................    25,613,942      23,793,890
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (See Note L) ......          --              --

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000
   shares with no par value; no shares
   issued or outstanding ........................          --              --

  Common  stock,  authorized
   10,000,000 shares with no par value;
   3,102,328 issued; 2,324,083 outstanding
   at December 31, 1998 and 2,318,451
   outstanding at December 31, 1997,
   exclusive of shares held in treasury .........        40,000          40,000

  Additional paid-in-capital ....................    18,874,182      18,852,312

  Treasury stock, 781,745 shares at December 31,
    1998 and 783,877 at December 31, 1997 .......    (4,986,520)     (5,030,594)

  Retained earnings (restricted) ................     3,646,809       9,702,322
                                                   ------------    ------------

TOTAL SHAREHOLDERS' EQUITY ......................    17,574,471      23,564,040
                                                   ------------    ------------

                                                   $ 43,188,413    $ 47,357,930
                                                   ============    ============
                                                                     (Concluded)


                 See Notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended December 31,

                                          1998            1997
REVENUE
  Earned discounts and interest ..   $  7,964,205    $  7,436,630
  Fees and other revenue .........      2,337,013       2,569,213
                                                     ------------
    TOTAL REVENUE ................     10,301,218      10,005,843
                                                     ------------

EXPENSES
  Compensation and fringe benefits      3,447,656       3,087,085
  General and administrative .....      4,963,636       2,514,553
  Interest expense ...............      1,903,336       1,170,152
  Provision for credit losses ....      9,598,503       1,593,555
                                     ------------    ------------

    TOTAL EXPENSES ...............     19,913,131       8,365,345
                                                     ------------

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE  (BENEFIT) .............     (9,611,913)      1,640,498

INCOME TAX EXPENSE (BENEFIT) .....     (3,556,400)        606,985
                                                     ------------

NET INCOME (LOSS) ................   $ (6,055,513)   $  1,033,513
                                                     ============

NET INCOME (LOSS) PER COMMON SHARE
  Diluted ........................   $         (2.61)   $        .44
  Basic ..........................   $         (2.61)   $        .45

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING
  Diluted ........................      2,322,222       2,324,624
  Basic ..........................      2,322,222       2,318,092




                 See Notes to Consolidated Financial Statements



                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                Additional
                                    Common      Paid in          Treasury      Retained
                                    Stock       Capital           Stock        Earnings         Total


Balance - January 1, 1997 .   $     40,000   $ 18,852,312    $ (5,034,584)   $  8,668,809    $ 22,526,537

  Conversion of
  convertible
  subordinated notes to
  532 shares of common
  stock ...................           --             --             3,990            --             3,990

  Net income ..............           --            --              --          1,033,513       1,033,513
                              ------------   ------------    ------------    ------------    ------------
Balance -
   December 31, 1997 ......   $     40,000   $ 18,852,312    $ (5,030,594)   $  9,702,322    $ 23,564,040

  Amortization of
  treasury
  stock acquisition costs .           --             --            28,084            --            28,084

  Conversion of
  Convertible
  Subordinated Notes to
  2,132 shares of common
  stock ...................           --             --            15,990            --            15,990

  3,500 Options exercised .           --           21,870            --              --            21,870

  Net (loss) ..............       ________      _________       _________      (6,055,513)     (6,055,513)
                                                                             ------------    ------------

Balance - December 31, 1998
                              $     40,000   $ 18,874,182    $ (4,986,520)   $  3,646,809    $ 17,574,471
                                                                                             ============


                 See notes to Consolidated Financial Statements



                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Years Ended December 31

                                                              1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ..................................   $  (6,055,513)   $   1,033,513
Adjustments to reconcile net income to cash
  Provided by operating activities:
   Depreciation - net ................................         112,334          222,124
   Impairment of software ............................         218,202
   Loss on disposition of automobiles ................          49,487             --
   Provision for credit losses .......................       9,598,503        1,593,555
Changes in operating assets and liabilities:
   Other assets ......................................       1,748,150         (954,643)
   Income tax payable ................................        (240,226)         240,226
   Accounts payable and accrued expenses .............         661,299          (26,004)
   Deferred income taxes .............................      (2,904,260)        (163,686)
   Income tax receivable .............................        (831,656)       1,150,289
                                                                          -------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES ........................................       2,356,320        3,095,374
                                                                          -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of receivables, including life insurance
  contracts, and advances ............................    (202,674,562)    (195,768,163)
  Collections of receivables, including life insurance
  contracts, and advances ............................     197,126,096      195,734,659
  Increase in credit balances of
   factoring clients .................................         834,314          281,101
  Purchase of furniture, fixtures and equipment ......         (52,183)        (178,200)
                                                                          -------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES
                                                            (4,766,335)          69,397
                                                                          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit .......................     100,417,016      100,490,490
  Proceeds from subordinated debt ....................       4,597,000             --
  Principal payments on line of credit ...............     (99,820,361)    (101,080,100)
  Principal payments on subordinated debt ............      (4,613,000)            --
  Treasury stock acquisition costs ...................          28,084              (10)
  Options exercised ..................................          21,870    _____--______
                                                         -------------    -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES
                                                               630,609         (589,620)
                                                                          -------------

NET INCREASE (DECREASE) IN CASH ......................      (1,779,406)       2,575,151

CASH, Beginning of year ..............................       4,200,050        1,624,899
                                                                          -------------

CASH, End of year ....................................   $   2,420,644    $   4,200,050
                                                         =============    =============
                                                                             (Continued)

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year Ended December 31,

                                                       1998         1997


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid ..................................  $1,802,979   $1,121,272
                                                    ==========   ==========
  Taxes paid .....................................  $  419,742   $  460,000
                                                    ==========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
ACTIVITIES:

  Transfer of finance and other
   receivables to other assets ...................  $     --     $1,700,000
                                                    ==========   ==========

  Issuance of common stock in exchange for
   subordinated notes ............................  $   15,990   $    3,990
                                                    ==========   ==========
                                                                 (Concluded)




                 See Notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1998 and 1997

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Allstate Financial Corporation and its subsidiaries (collectively, the "Company") conform to generally accepted accounting principles and the general practices within the financial services industry. Those policies that materially affect the determination of financial position, results of operations, and cash flows are summarized below. In preparing its financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates shown in the consolidated balance sheet and the statement of income. Actual results could differ significantly from those estimates. In the normal course of business, the Company encounters economic risks. Economic risk is comprised of interest rate risk, credit risk, and market risk. Interest rate risk is the risk that unfavorable discrepancies will occur between the rates of interest earned by the Company on its receivables portfolio and its own costs of borrowing funds in the market. Credit risk is the risk of default on the Company's purchased receivable and advance portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying purchased receivable and advance receivables and the valuation of the Company's real estate owned.

     The determination of the allowance for credit losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 1998, the allowance for credit losses is adequate based on the information currently available. A worsening in the state of the general economy or a protracted economic decline could increase the likelihood of losses due to credit and market risks and could create the need for substantial additions to the allowance for credit losses.


Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material inter-company transactions. No segment of its business, other than factoring and general financing, is significant in relation to the Company's consolidated total assets and revenues.


Reclassifications

     Certain amounts related to 1997 have been reclassified to conform with the 1998 presentation.


Purchased and Advance Receivables and Allowance for Credit Losses

     Purchased receivables consist of invoices, which have been purchased with or without recourse to the seller, and life insurance policies. Invoices are stated at the face amount outstanding, net of unearned discounts and participations. Life insurance policies are stated at the purchase price paid for the policies plus accrued earnings, net of an allowance based on management's estimate of the discounted present value of the expected cash flows from the contracts. Because most of the purchased life insurance policies are underwritten by highly-rated insurance companies (and, in many cases, backed by state guaranty funds), management believes that credit risk is not material.

Advances Receivable are interest-bearing loans collateralized by clients' pledged assets and general liens and are stated at the aggregate principal amount outstanding plus accrued earnings.

     The allowance for credit losses represents the provision charged to operations, less purchased receivables or advances receivables charged off, net of recoveries. The allowance for credit losses is maintained at a level which, in management's judgment, is sufficient to absorb losses inherent in the receivable portfolio. The allowance for credit losses is based upon management's review and evaluation of the receivable portfolio. Factors considered in the establishment of the allowance for credit losses include management's evaluation of specific receivables, the adequacy of underlying collateral, historical loss experience, expectations of future economic conditions and their impact on particular industries and individual clients, and other discretionary factors. The allowance for credit losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are typically reviewed quarterly and as adjustments become necessary, the effects of the change in estimates are charged against the allowance for credit losses in the period in which they become known. When any receivable becomes doubtful as to collection of discount or interest income, the account is placed on non-performing status and, in accordance with The Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure, is considered by management to be "impaired". When a receivable becomes non-performing the Company discontinues the accrual of earnings for financial statement purposes. If the Company determines that it is not likely to recover, from any source, the amount of its initial advance and the earned but unpaid discount or interest thereon, then the Company increases the allowance for credit losses or reduces the carrying value of the non-performing, receivable to its estimated fair value and makes a charge to its allowance for credit losses in an amount equal to the difference between the Company's investment in the non-performing receivable and its estimated fair value.

     Purchased and advance receivables are fully charged off against the allowance when the Company has exhausted its efforts against the client's customer, the client, guarantors, other third parties and any additional collateral retained by the Company.


Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are recorded at cost. Depreciation is computed using straight line and accelerated methods over the estimated useful lives of the related assets.


Other Assets

     At the date of acquisition, other assets are recorded at fair value less estimated selling costs. Write-downs, if any, to fair value at the date of acquisition are charged against the allowance for credit losses. Subsequent to acquisition, the asset is adjusted to the lower of cost or fair value less estimated costs to sell and adjustments, if any, are charged against the allowance for credit losses. Operating expenses pertaining to other assets are expensed in operations in the period in which they are incurred. Gains or losses on the disposition of other assets are first reflected in the allowance for credit losses. Any gain which exceeds the amount, if any, previously written-off is reflected in current income.

     The amounts ultimately recovered by the Company from other assets could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the Company's control, adversarial actions taken by the client or other owners of the foreclosed property or changes in the Company's strategy for recovering its investment.


Fair Value of Financial Instruments

     In accordance with the requirements SFAS No. 107, Disclosure About Fair Value of Financial Instruments, which requires the disclosure of fair value information about financial instruments when it is practicable to estimate that fair value and excessive costs would not be incurred, the following methods and assumptions were used in estimating the fair value of financial instruments:

     Cash  and  Cash  Equivalents--The   carrying  amounts  for  cash  and  cash
equivalents approximate fair value.

     Purchased, advance receivables and commitments - The carrying amount of receivables approximate fair value because of the short maturity of these instruments.

     Notes payable, which are primarily adjustable rate notes, are recorded at book values, which approximate the respective fair values.

     Convertible subordinated notes payable are primarily fixed rate. The carrying amount of these notes approximates fair value because the interest rate, conversion price, and period to maturity have not significantly changed since the dates that the notes were issued.

Unearned and Earned Discounts on Purchased Receivables

     At the time of purchase, the unearned discount is deducted from the face amount of the invoice and is recorded as a reduction to such invoice. Unearned discounts are recognized as income in accordance with the respective terms of the agreements between the Company and each of its clients. The Company recognizes discounts on the first day of each time interval. The Company's method of recognizing earned discounts does not differ materially from the interest method. At the time an invoice is purchased, a due date is set based on the client's sales terms. This due date is used to identify past due receivables. The accrual of earned discounts is discontinued when, in the opinion of management, the collection of additional earnings from the client's customer, the client, guarantors or collateral held, if any, is unlikely. Invoices which have been identified as past due may continue to accrue earnings if, in the opinion of management, collection of the earnings from one or more of the above sources is likely.

     When invoices are placed on non-performing status, earned discounts theretofore accrued in the current year are charged against current year's earnings if, in the opinion of management, the collection of such earnings is unlikely. Earned discounts accrued in prior years are charged to the allowance for credit losses if, the opinion of management, the collection of such earnings is unlikely.

Interest and Discounts Earned on Advances Receivable

     Interest and discounts earned on advances receivable accrue on the average monthly or semi-monthly outstanding amount or on the daily balance of the advance. Accrued earnings are typically required to be paid in full no less frequently than monthly in arrears.


Fees and Other Income

     Fee income includes application fees, letter of credit and guaranty fees, and commitment or facility fees received from clients. Commitment and facility fees are deferred and recognized over the term of the commitment or facility on a straight-line basis. Application fees are paid by clients to the Company to cover the cost of performing credit investigations and field examinations and are recognized when received. Letter of credit and guaranty fees are usually for a sixty- to ninety-day period and are recognized when the letter of credit or letter of guaranty is issued.

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


Recently Implemented Accounting Pronouncements

     In February 1997, FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 129 consolidates the existing guidance from several other pronouncements relating to an entity's capital structure. At December 31, 1998, the implementation of this statement did not materially impact the presentation of any component of the Company's financial statements and related footnote disclosures.

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income as the change in equity excluding transactions with stockholders such as the issuance of stock.
Comprehensive   income   has  two  major   components:   net  income  and  other
comprehensive income. Other comprehensive income includes such items as unrealized gain and losses on available-for-sale securities. For the two years ended December 31, 1998, net income equalled comprehensive income.


     Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements beginning after December 15, 1997. At December 31, 1998, the Company has one reportable segment.

New Accounting Pronouncements

     In June of 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires a company to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. Management is in the process of evaluating the potential impact of this standard on the Company's financial position and results of operations.


RECEIVABLES

     Receivables consist of the following at December 31:

                                                   1998               1997

Invoices .................................      $ 23,731,826       $ 34,835,229
  Less: Unearned discount ................        (3,299,175)        (5,885,984)
  Less: Participations ...................          (759,424)        (2,208,959)
Life Insurance policies ..................         2,629,057          3,180,868
                                                ------------       ------------

Total Purchased receivables - net ........      $ 22,302,284       $ 29,921,154
                                                ============       ============

Advances receivable ......................        16,288,673         12,022,624
  Less: Unearned discount ................          (636,216)           --_____
                                                ------------       ------------

Total Advances receivable - net ..........      $ 15,652,457       $ 12,022,624
                                                ============       ============



     Invoices purchased usually become due within a maximum of 90 days. After this time, the Company generally requires the client to repay the amount advanced on the receivable plus the earned discount under the full recourse provisions of its agreements. If at any time the Company determines that it is unlikely to receive payment on a purchased invoice, the Company retains the right to require its clients to repay the amount the Company has advanced on the receivable plus the amount of discount earned.



     Advances receivable may be made on a revolving basis or require monthly amortization. Revolving advances receivable secured by current assets (e.g. accounts receivable or inventory) are subject to a daily or weekly borrowing base formula and come due in a single, lump sum payment at the maturity of the agreement between the Company and its client.

     Changes in the allowance for credit losses were as follows:


BALANCE,  January 1, 1997 ..............................              2,578,972

  Provision for credit losses ..........................              1,593,555
  Receivables charged off ..............................             (1,775,586)
  Recoveries ...........................................                341,990
                                                                    -----------

BALANCE, December 31, 1997 .............................              2,738,931

  Provision for credit losses ..........................              9,598,503
  Receivables charged off ..............................             (9,596,124)
  Recoveries ...........................................                 58,621
                                                                    -----------

BALANCE, December 31, 1998 .............................            $ 2,799,931
                                                                    ===========


     Impaired loans recognized in conformity with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which required the Company to measure the value of each impaired loan based on the present value of its expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent; as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which allows the Company to use existing methods for recognizing interest income on impaired loans, are as follows:


                                                        December 31,
                                                    1998             1997

Total recorded investment in impaired loans      $2,633,856       $6,536,471

Amount of recorded investment in impaired
loans for which there is no related allowance    $2,633,856       $2,058,068

Amount of recorded investment in impaired
oans for which there is a related allowance         --            $4,478,403

Related allowance for impaired loans                --            $1,030,294

--------------------------------------------------------------------------------
See note J-Financial obligations with off-balance sheet risk and credit concentrations.


                  [Remainder of Page Intentionally Left Blank]

C. FURNITURE, FIXTURES AND EQUIPMENT

   Furniture, fixtures and equipment consist of:

                                                           December 31,
                                                        1998             1997


Furniture, fixtures and equipment ..........      $   634,296       $ 1,145,785
Automobiles ................................           21,290           156,810
Less:  Accumulated depreciation ............         (489,186)         (808,355)
                                                  -----------       -----------
                                                  $   166,400       $   494,240
                                                  ===========       ===========

--------------------------------------------------------------------------------

     Furniture, fixtures and equipment is pledged as collateral under a revolving line of credit (see Note F). Also, in 1997 the Company pledged an automobile as collateral under a capital lease.

OTHER ASSETS

     Other assets consist of:

                                                            December 31,
                                                       1998              1997


Land held for sale .......................         $  375,000         $1,700,000
Building held for sale ...................               --              281,124
Condominium held for sale ................            172,575            232,575
Employee advance .........................              6,000                340
Prepaid expenses .........................             42,602            184,034
Miscellaneous receivable .................             57,780              4,034
                                                   ----------         ----------
                                                   $  653,957         $2,402,107
                                                   ==========         ==========

E. CREDIT BALANCES DUE CLIENTS

     At December 31, 1998 and 1997, credit balances of factoring clients consisted of: (i) a holdback reserve of $3,139,873 and $2,179,328, respectively, which is payable to clients upon the collection of receivables, (ii) a factors reserve of $7,250 and $428,067 in 1998 and 1997 (which represents amounts due to factoring clients subject to contractual limitation) and (iii) cash collateral of $1,412,447 and $1,117,862, respectively.



                  [Remainder of Page Intentionally Left Blank]

F. NOTES PAYABLE AND CONVERTIBLE SUBORDINATED NOTES

                                                              December 31,
                                                          1998            1997
Notes payable- related parties;
 due on demand;
 interest payable at 1/4% over prime;
 unsecured .........................................   $      --     $   156,216

Notes payable; due on demand;
 interest payable at 1/4% over prime;
 unsecured .........................................        14,717        21,827

Revolving line of credit; due
 May 12, 2000;  interest at .25% over
 the base rate or 2.25% over one month
 LIBOR; collateralized by finance receivables
 and personal property .............................    15,000,000    14,250,081

Capitalized Lease - payable over 24 months;
  final payment due April, 1998;
  collateralized by automobile .....................        --             5,927
                                                       -----------   -----------

  Total notes payable ..............................   $15,014,717   $14,434,051
                                                       ===========  ===========

Convertible Subordinated Notes; due September 30,
  2000; interest payable at 1.25% over prime;
  unsecured ........................................       361,000     4,974,000


Convertible Subordinated Notes; due September 30,
  2003; interest payable at 10% fixed; unsecured ...     4,597,000        --
                                                         ----------  -----------

  Total convertible subordinated notes .............   $ 4,958,000   $ 4,974,000
                                                       ===========   ===========

--------------------------------------------------------------------------------
    At December 31, 1998 and 1997, the prime rate was 7.75% and 8.5%, respectively, and the one month LIBOR was 5.582% and 5.118%, respectively. At December 31, 1998 and 1997, the prime rate was 7.75% and 8.50%, respectively.


     Notes payable - related parties arose from advances made to the Company prior to 1990 and were paid in full during 1998. Interest expense on notes payable to related parties for the years ended December 31, 1998 and 1997 was $5,428 and $15,187, respectively.

     Aggregate annual principal payments on notes payable for the five years subsequent to December 31, 1998, are as follows:


Years Ending December 31,                                       Amount


     1999                                                $       14,717
     2000                                                    15,361,000
     2001                                                           --
     2002                                                           --
     2003                                                     4,597,000
                                                            ------------
    Total                                                   $19,972,717
                                                            ===========


     As of December 31, 1998, the Company had $1,217,407 available under a $25,000,000 secured revolving line of credit from a group of banks. The revolving line of credit contains various sub facilities that limit its use. The entire facility may be used for borrowing to finance the purchase of invoices or advances secured by accounts receivable. However, the Company may (i) borrow only $5,000,000 collateralized by advances secured by machinery and equipment,
(ii) borrow only $2,500,000 collateralized by advances secured by inventory, and
(iii) issue only up to $5,000,000 of Letters of Credit. Borrowings under the credit facility bear interest at a spread over the bank's base rate or a spread over LIBOR, at the Company's election. The Company is subject to covenants that are typical in revolving credit facilities of this type. Additionally, the revolving credit agreement with the banks prohibits the Company from paying dividends on its common stock. At December 31, 1998, the Company was in default of the covenants, which relate to interest coverage and the maximum amount of funds which may be advanced to any one client. Waivers of the defaults were received from the members of the bank group on March 30, 1999. The current maturity date of this credit facility is May 12, 2000.

     Bank commitment fee expense for the years ended December 31, 1998 and 1997 was $10,912 and $27,828, respectively.

     As of December 31, 1997, the Company had convertible subordinated notes (collectively the "Old Notes") outstanding with an aggregate principal of $4,974,000. The Old Notes were issued in exchange 785,475 shares of the Company's common stock (currently held by the Company as treasury stock). The Old Notes (i) mature on September 30, 2000, (ii) bear interest at the prime rate plus 1.25% per annum, (iii) are convertible into common stock of the Company at $7.50 per share, and (iv) are subordinated in right of payment to the Company's secured revolving credit facility.

     The Old Notes had a provision that upon the occurrence of certain "fundamental changes"; the holders had the right to have these notes redeemed at par. The election of the new Board of Directors at the May, 1998 shareholder meeting was deemed to have constituted a fundamental change under that provision. The Company:

-Advised all noteholders of their right to redeem the notes a par.

-Issued new convertible subordinated notes to a major shareholder to provide the Company with a funding source to repurchase all notes tendered under the fundamental change provision.

-Repurchased  the  tendered  notes.

-Offered all remaining noteholders, that were accredited investors, the opportunity to exchange their Old Notes for newly issued convertible subordinated notes.

     The old noteholders tendered $2,896,000 of Old Notes for repurchase at par. Additionally, Old Notes with a par of $1,701,000 were exchanged for the new issue of convertible subordinated notes.

     During 1998, convertible subordinated notes were issued (collectively the "New Notes") that (i) have a maturity of September 30, 2003, (ii) bear interest at a fixed rate of 10% per annum, (iii) are not redeemable at the option of the Company, (iv) are convertible into the Company's common stock at $6.50 per share and (v) are subordinated in the right of payment to the Company's secured revolving credit facility. The New Notes have financial covenants which are similar to, but less restrictive than, the covenants in the Company's revolving line of credit. At December 31, 1998, the Company was in default of the covenant which relates to interest coverage. A waiver of the default was received from the required percentage of noteholders

     As of December 31, 1998, the Company had convertible subordinated notes (Old and New Notes) outstanding of $4,958,000.


G. STOCK OPTION AND BENEFIT PLAN

Stock Option Plans

     In October 1995, FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This Statement gives the Company the option of either: 1) continuing to account for stock options and other forms of stock compensation paid to employees under the current accounting rules (APB No. 25, Accounting for Stock Issued to Employees) while providing the disclosures required under SFAS No. 123, or 2) adopting SFAS No. 123. The Company continues to account for stock options under APB No. 25 and provides the additional disclosures as required by SFAS No. 123.






                  [Remainder of Page Intentionally Left Blank]

Qualified Plan

     The Company has reserved 275,000 shares of common stock for issuance under its qualified stock option plan. Options to purchase common stock are granted at a price equal to the fair market value of the stock at the date of grant or 110% of fair market value of the stock at the date of grant for stockholders owning 10% or more of the combined voting stock of the Company. The following table summarizes qualified stock option transactions for the years ended December 31, 1997 and 1998.


                                            Total               Option Price
                                          Options                Per Share

Outstanding, January 1, 1997               133,400 1          $5.37 to $14.00
  Granted                                   16,200            $5.62 to  $6.75
  Forfeited or expired                        (800)           $5.43 to $14.00
                                          ---------

Outstanding, December 31, 1997             148,800            $5.37 to  $7.75
  Granted                                   30,200            $5.00 to  $7.75
  Exercised                                 (3,500)           $5.62 to  $6.50
  Forfeited or expired                     (57,900)           $5.62 to $14.00
                                         ----------

Outstanding, December 31, 1998             117,600            $5.00 to  $7.75
                                           =======

Exercisable, December 31, 1998              49,201
                                        ==========
-------------------------------------------------------------------------------

Non-Qualified Plan

     The Company has reserved 150,000 shares of common stock for issuance under its non-qualified stock option plan. Options to purchase shares of common stock are granted at a price equal to the fair value of the stock at the date of grant except in the case of options granted to directors, in which case the minimum price is the greater of $7.00 and 110% of fair value at the time of grant. The following table summarizes non-qualified stock option transactions from 1997 through 1998:


                                             Total              Option Price
                                            Options               Per Share

Outstanding, January 1, 1997                 25,000           $7.00 to $14.00
  Granted                                    44,000           $7.00
  Forfeited or expired                         --                   --
                                             -------
Outstanding, December 31, 1997               69,000           $5.60 to $14.00
  Granted                                    35,000           $7.00
  Forfeited or expired                       (2,000)         $14.00
                                             -------
Outstanding, December 31, 1998              102,000           $7.00
                                            =======

Exercisable, December 31, 1998              102,000
                                            =======

--------------------------------------------------------------------------------

1 In December 1997, the expiration date on 15,000 stock options issued in December 1992 was extended from December 1997 to June 15, 1998. No compen-sation was recorded since the exercise price was in excess of the market price when extended.

Qualified and Non-Qualified Plans

     The table below summarized the option activity for both plans for the years ended December 31: The table below summarizes the stock option activity for both plans:

                                                        1998              1997


Outstanding at January 1 ...................          217,800           158,400
  Granted ..................................           65,200            60,200
  Exercised ................................           (3,500)             --
  Forfeited or expired .....................          (59,900)             (800)
                                                     --------          --------
Outstanding at December 31 .................          219,600           217,800
                                                     ========          ========
Exercisable at December 31 .................          151,201           138,303
                                                     ========          ========
                                                                       --------

     The weighted average fair value at date of grant for options granted during 1998 and 1997 was $.98 and $2.29, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with an expected option life of 2.5 years and 3.1 years in 1998 and 1997, respectively, and the following weighted average assumptions, respectively, for 1998 and 1997: dividend yield - none either year; interest rate - 5.63% and 6.86%; volatility 41.00% and 38.00% for the respective year.

     Weighted average option exercise price information (both plans) for years ended December 31:


                                                    1998         1997

Per Share
Outstanding at January 1 .....................    $  6.24      $  6.45
  Granted ....................................    $  5.01      $  6.16
  Exercised ..................................    $  6.25          --
  Forfeited or Expired .......................    $  5.76      $  6.22
                                                   ------       ------

Outstanding at December 31 ...................    $  6.37      $  6.24
                                                   ======       ======

Exercisable at December 31 ...................    $  6.49      $  7.04
                                                   ======       ======


     The Company's net loss would have been increased by $88,335 or $0.04 per share basic and dilutive for 1998, in stock-based compensation cost for the Company's qualified and non-qualified stock option plans if the plan had been determined based on the fair value at the grant dates for awards under the plans. The Company's net income would have been reduced by $74,712 or $0.03 per share basic and dilutive for 1997.


Retirement Plan

     Effective January 1, 1990, the Company adopted the Allstate Financial Corporation 401(k) Retirement Plan (the "Plan") for the benefit of the Company's employees. The Plan provides for the deferral of up to 15% of a participating employee's salary, subject to certain limitations, and a discretionary contribution by the Company. The Company's contribution is allocated to participating employees based on relative compensation. The Company's contribution for the years ended December 31, 1998 and 1997 was $46,701 and $45,704, respectively.

H. INCOME TAXES

     Income tax expense (benefit) consists of:

                                                       Years Ended December 31,
                                                     1998               1997
Federal:
  Current ......................................   $    45,187     $   765,405
  Deferred .....................................    (3,366,887)       (160,100)
                                                   -----------     -----------
                                                    (3,321,700)        605,305
                                                   -----------     -----------

State:
  Current ......................................          --             5,266
  Deferred .....................................      (234,700)         (3,586)
                                                   -----------     -----------
                                                      (234,700)          1,680
                                                   -----------     -----------

Total income tax expense (benefit) .............   $(3,556,400)    $   606,985
                                                   ===========     ===========

Tax (benefit) expense at statutory rate ........   $(3,268,050)    $   557,770
  Change in (benefit) expense resulting from:
  State income taxes, net of Federal income
    tax effect .................................      (154,903)           --
  Non-deductible expense .......................        11,900          20,100
  Other ........................................      (145,347)         29,115
                                                   -----------     -----------
                                                   $(3,556,400)    $   606,985
                                                   ===========     ===========

Effective tax rate .............................          37.0%           37.0%
                                                   ===========     ===========



     The deferred tax asset consists of:

                                                             December 31,
                                                       1998              1997

Deferred tax asset:
  Allowance for credit losses ..............        $3,874,302        $1,056,686
  Fixed assets .............................            86,644            --
                                                    ----------        ----------
Total ......................................        $3,960,946        $1,056,686
                                                    ==========        ==========

--------------------------------------------------------------------------------

     The Company's net operating loss ("NOL") for the year ending December 31, 1998, amounted to $8,768,082. The carry-forward period associated with the NOL expires December 31, 2018.


RELATED-PARTY TRANSACTIONS

     Certain members of the immediate families of Eugene Haskin and Leon Fishman, shareholders and former directors and officers, directly or through trusts, had provided financing to a subsidiary of the Company through unsecured loans with interest payable monthly at an annual interest rate of 1/4% over the prime rate, the same rate paid by the Company to its unaffiliated bank lenders.

     Total indebtedness to members of Mr. Haskin's and Mr. Fishman's immediate families was $-0- at December 31, 1998 and $53,217 as of 1997. During 1998 and 1997, the Company paid aggregate interest on these loans of $2,058 and $5,326, respectively.

     Rental payments of $13,173 were received by the Company in 1998, and $24,000 in 1997 and from Leon Fishman, for the personal use of a condominium owned by a subsidiary of the Company. Mr. Fishman ceased renting the apartment on June 30, 1998.

     In 1998 the "Allstate Financial Corporation Independent Shareholders/Directors Committee" (the "Committee"), which was composed of Value Partners, Ltd., a major shareholder; David W. Campbell, William H. Savage, Edward A. McNally, and Lindsay B. Trittipoe, independent directors of the Company; and C. Scott Bartlett, a former director of the Company, proposed the election of a slate of directors in opposition to the nominees proposed by the Company's management. In their proxy filing, the Committee advised shareholders that, if successful in the election, they would seek reimbursement for their expenses from the Company. The Company paid directly or reimbursed Value Partners, Ltd. for expenses incurred by the Committee in the amount of $397,318 in 1998. This reimbursement was recorded in the consolidated statement of operations as a general and administrative expense.

     Value Partners, Ltd., was paid approximately $207 thousand and $123 thousand in 1998 and 1997, respectively, in interest on convertible subordinated notes. Value Partners, Ltd held convertible subordinated notes of $4,197,000 and $1,301,000 at December 31, 1998 and 1997, respectively.


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

     The Company's maximum exposure to credit loss under financial obligations with off-balance sheet risk is represented by the contractual or notional amount of these obligations. The Company uses the same credit policies in making conditional commitments and incurring contingent obligations as it does for on-balance sheet obligations. These commitments have fixed expiration dates or other termination clauses and usually require payment of a fee by the client. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company receives collateral to secure letters of credit and guarantees.

     Financial obligations whose contract or notional amounts represent credit risk are as follows:

                                                                 December 31,
                                                         1998           1997

Conditional Commitments to purchase
  receivables ..................................     $47,810,000     $57,948,000
Standby letters of credit and guarantees .......            --       $   219,927
--------------------------------------------------------------------------------

     For the year ended December 31, 1998, three clients accounted for 46.4% of the Company's total earned discounts and interest. At December 31, 1998, three clients accounted for 48.7% of the Company's total receivables. Although the Company monitors account debtor concentration and regularly evaluates the credit worthiness of account debtors, there can be no assurances that account debtor concentration could not have a material adverse effect on the Company.

K. NET INCOME PER SHARE

     In March 1997, FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The basic and dilutive earnings per share are reflected in the statement of operations.









                  [Remainder of Page Intentionally Left Blank]

     The following table details the calculation of the basic and diluted earnings per share.




                                       Income (Loss)        Shares     Per-Share
                                       (Numerator)      (Denominator)    Amount

Year Ended January 1, 1997
Basic EPS
 Net income available to common
    stockholders ...................    $ 1,033,513       2,318,092    $    .45
Effect of Dilutive Securities
  Stock Options ....................           --             6,532     --
  Diluted EPS
  Net income available to Common
  stockholders plus assumed
  conversions ......................    $ 1,033,513       2,324,624    $    .45

Year Ended December 31, 1998

Basic EPS
 Net (loss) ........................    $(6,055,513)      2,322,222    $  (2.61)
Effect of dilutive securities
 Stock options .....................           --              --       --
Diluted EPS
 Net (loss) plus assumed
 conversions .......................    $(6,055,513)      2,322,222    $  (2.61)

--------------------------------------------------------------------------------

     During 1998 and 1997, respectively, there were various options to purchase 103,700 and 84,349 shares of common stock which were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

     The Company incurred net losses for the years ended December 31, 1998. Since the inclusion of stock options in the computation of diluted EPS would have had an antidilutive effect, the common shares associated with the options were excluded from the computation.

     The convertible subordinated notes, which convert into the Company's common stock at $6.50 and $7.50 per share, were also excluded from the computation of the diluted EPS because the conversion price was greater than the market price at any given point during which they were outstanding for the three years ended December 31, 1998.











L. COMMITMENTS AND CONTINGENCIES

     The Company leases office space under operating leases with Consumer Price Index escalations and rental escalations based on increases in base operating expenses as defined in the agreements. The Company's headquarters lease was renegotiated during 1995 and extended for six years to December 1, 2001 at a reduced rental. The Company also pays rent for a sales office and storage space. Future minimum rental payments are as follows:


              Years Ending December 31,                          Amount


                           1999                                 $203,000
                           2000                                  190,000
                           2001                                  174,000
                                                                --------
                                    Total                       $567,000
                                                                ========
-------------------------------------------------------------------------------

     Rental expense for the years ended December 31, 1998 and 1997 was $330,226 and $230,416, respectively.

     The Company was a defendant in Skiba, Trustee (f/k/a White, Trustee) v. Allstate Financial Corporation in the U.S. District Court for the Western
District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"), which filed a bankruptcy petition. The Trustee brought suit against the Company making fraudulent conveyance and breach of contract claims and the Company counter-claimed for its attorneys' fees and costs. The case was tried in December 1998, at which time a jury found in the Company's favor both as to the Trustee's claims, as well as on the Company's counter-claim against the Trustee for the Company's legal fees and costs of $465,000. The court entered judgment in favor of the Company and against the Trustee for that amount. The Trustee noted an appeal. Pursuant to an indemnification agreement between the Trustee and a principal creditor/debtor of the Lyons estate, Sherwin Williams, Sherwin-Williams is ultimately responsible for payment of such judgment.


     In connection with the same Lyons transaction, the Company was also named in January, 1994 as a defendant in Sherwin-Williams Company v. Robert Castello, et.al. in the United States District Court for the Northern District of Ohio. Sherwin-Williams sued parties involved in the Lyons leveraged buy-out to recover damages allegedly incurred by Sherwin-Williams in connection with the leveraged buy-out and Lyons' subsequent bankruptcy. Sherwin-Williams asserted that it had incurred pension fund liabilities and other damages as a result of the Lyons transaction exceeding $11,000,000 and asserted claims against the Company and its co-defendants for such sums. Subsequent to December 31, 1998 (the date of the financial statements), the Company and its co-defendants agreed to settle the case - at no cost to the Company - in return for the Company's agreement to forego the judgment entered in the Company's favor in the Western District of Pennsylvania Skiba, Trustee vs. Allstate Financial Corporation. As of the date of this Report, such settlement agreement is in the process of being documented with mutual releases as to all claims and all parties. The Company expects to file a joint motion with the Lyons Trustee to have such settlement approved as to the Trustee and the Company in the Western District of Pennsylvania bankruptcy proceeding. The Company expects all parties to present such settlement to the U.S. District Court for the Northern District of Ohio, along with a request for dismissal of that case as well.

     The Company is a counterclaim  defendant in Allstate Financial  Corporation
v. A.G.  Construction,  Inc.  (n/k/a  A.G.  Plumbing,  Inc.),  American  General
Construction   Corp.,  Adam

Guziczek and Cheryl Lee Guziczek (hereinafter collectively referred to as "AG") pending in the United States Bankruptcy Court for the Southern District of New York. In a 1993 action the Company undertook an attempt to recover against AG. An answer and counterclaim was filed against the Company. The counterclaim asserted claims for usury, diversion of proceeds of public improvement contracts, and overpayments to the Company by AG in excess of $2,000,000 (hereinafter the "Counterclaims"). No specific damage claims amount was set forth in the Counterclaims.


     No action was ever taken by the trustee in the AG bankruptcy proceedings to pursue the Counterclaims. On June 2, 1997, the trustee for the AG bankruptcy estate filed a motion to abandon these claims against the Company. On October 7, 1997, New York Surety Company (hereinafter referred to as the "Surety"), which provided the payment and performance bond to AG in connection with the construction jobs performed for the City of New York, filed pleadings objecting to the abandonment of such claims against the Company, asserting that it was subrogated to AG's claims. The proposed complaint adopts the Counterclaims and seeks an accounting. The Surety asserts damages of approximately $4,000,000. On April 9, 1998, the bankruptcy court remanded the matter to state court.

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


     Except as described above, the Company is not party to any litigation other than routine proceedings incidental to its business, and the Company does not expect that these other proceedings will have a material adverse effect on the Company.

                                   SCHEDULE IV

                         INDEBTEDNESS TO RELATED PARTIES


                                   Balance at                            Balance at
                                  Beginning of                 Amounts      End of
Name of Creditor                       Period    Additions      Paid        Period

Year Ended December 31, 1998:
  All directors and officers as a
    group .......................   $     --     $  102,000   $     --     $  102,000
  Various other related parties .      156,216          882      157,098         --
  Value Partners, Ltd. ..........    1,301,000    2,896,000        --___    4,197,000
                                    ----------   ----------   ----------   ----------
                                    $1,457,216   $2,998,882   $  157,098   $4,299,000
                                    ==========   ==========   ==========   ==========

Year Ended December 31, 1997:

   Various other related parties    $  164,968   $    4,248   $   13,000   $  156,216
   Value Partners, Ltd. .........    1,301,000       --____        --___    1,301,000
                                    ----------   ----------   ----------   ----------
                                    $1,465,968   $    4,248   $   13,000   $1,457,216
                                    ==========   ==========   ==========   ==========







SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ALLSTATE FINANCIAL CORPORATION
By: /s/ Charles G. Johnson
        Charles G. Johnson
        President and CEO



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Charles G. Johnson     Charles G. Johnson
Date    March 30, 1999     President, Chief Executive Officer, Director

/s/ Lawrence M. Winkler    Lawrence M. Winkler
Date    March 30, 1999     Secretary/Treasurer, Principal Accounting and
                           Chief Financial Officer

/s/ David W. Campbell      David W. Campbell
Date    March 30, 1999     Chairman, Director

           ________________William H. Savage
Date   ___________________ Director

/s/ Edward A. McNally      Edward A. McNally
Date    March 30, 1999     Director

/s/ Lindsay B. Trittipoe   Lindsay B. Trittipoe
Date    March 30, 1999     Director

/s/ C. Scott Bartlett      C. Scott Bartlett
Date    March 30, 1999     Director

/s/ Steven Lefkowitz       Steven Lefkowitz
Date   March 30, 1999      Director