Form 10QSB
period 1999-03-31
ALLSTATE FINANCIAL CORP /VA/
filed 1999-05-17
CIK 852220

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
     |_| TRANSITION REPORTUNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission File Number 0-17832

                         Allstate Financial Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Virginia                                    54-1208450
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

   2700 S. Quincy Street, Arlington, VA                    22206
   (Address of principal executive offices)             (Zip Code)

                                 (703) 931-2274
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X           No
    -------         --------

The number of shares outstanding of the issuer's common stock, no par value, as of May 10, 1999, was 2,324,216.

Transitional Small Business Disclosure Format
(check one):  Yes               No       X
                          -----        ------

                         ALLSTATE FINANCIAL CORPORATION
                                   FORM 10-QSB
                                     INDEX

                                                                           Page
                                                                          Number
Part I - Financial Information

 Item 1 -  Financial Statements

     Consolidated Balance Sheets at March 31, 1999 and
     December 31, 1998                                                      1-2

     Consolidated Statements of Operations for the Three
     Months Ended March 31, 1999 and 1998                                    3

     Consolidated Statements of Shareholders' Equity for the Year Ended
     December 31, 1998 and Three Months Ended March 31, 1999                 4

     Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 1999 and 1998                                               5-6

     Notes to Consolidated Financial Statements                            7-9

 Item 2 -  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                                  10-18


Part II - Other Information

     Item 1 - Legal Proceedings                                            18

     Item 3 - Defaults Upon Senior Securities                              18

     Item 4 - Submission of Matters To a Vote of Security Holders          18

     Item 6 - Exhibits and Reports on Form 8-K                             18

     Signatures                                                            19

                         PART I - FINANCIAL INFORMATION


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,        December 31,
--------------------------------------------------------------------------------
                                                     1999             1998
                                                     ----             ----
-------------------------------------------------------------------------------
                                                  (Unaudited)
                 ASSETS
Cash                                              $1,432,751         $2,420,644
                                                  ----------         ----------

Purchased receivables                             12,289,180         22,302,284
Advances receivable                               23,198,725         15,652,457
                                                  ----------         ----------
                                                  35,487,905         37,954,741
Less: Allowance for credit losses                 (2,898,582)        (2,799,931)
                                                 -----------        ----------
Total receivables - net                           32,589,323         35,154,810
                                                  ----------         ----------

Income tax receivable                                831,656            831,656

Deferred income taxes                              3,800,005          3,960,946

Furniture, fixtures and equipment, net               165,357            166,400

Other assets                                         211,300            653,957
                                                    --------            -------

TOTAL ASSETS                                     $39,030,392        $43,188,413
                                                 ===========        ===========
                                                                     (Continued)
-------------------------------------------------------------------------------


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,        December 31,
--------------------------------------------------------------------------------
                                                     1999               1998
                                                     ----               ----
--------------------------------------------------------------------------------
                                                 (Unaudited)

         LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses              $ 592,080         $1,081,655
Credit balances of factoring clients               2,534,667          4,559,570
Notes payable                                     13,111,848         15,014,717
Convertible subordinated notes                     4,957,000          4,958,000
                                                   ---------          ---------

TOTAL LIABILITIES                                 21,195,595         25,613,942
                                                  ----------         ----------


SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000
   shares with no par value; no shares
   issued or outstanding                                --               --

  Common stock, authorized 10,000,000
   shares with no par value; 3,105,828
   issued; 2,324,216 outstanding at
   March 31, 1999 and 2,324,083
   outstanding at December 31, 1998,
   exclusive of shares held in treasury              40,000             40,000

  Additional paid-in-capital                      18,874,182         18,874,182

  Treasury stock, 781,612 shares at
   March 31, 1999 and 781,745 shares
   at December 31, 1998                           (4,981,448)        (4,986,520)

  Retained earnings (restricted)                   3,902,063          3,646,809
                                                   ---------          ---------
TOTAL SHAREHOLDERS' EQUITY                        17,834,797         17,574,471
                                                  ----------         ----------
                                                $ 39,030,392        $43,188,413
                                                ============        ===========
                                                                    (Concluded)
------------------------------------------------------------- -------------------









                 See Notes to Consolidated Financial Statements
                                        2


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31,
--------------------------------------------------------------------------------
                                                      1999               1998
                                                      ----               ----
------------------------------------------------------------- ------------------
REVENUE
  Earned discounts and interest                   $1,614,471        $2,436,665
  Fees and other revenue                             181,574           526,817
                                                     -------           -------

    TOTAL REVENUE                                  1,796,045         2,963,482
                                                   ---------         ---------

EXPENSES
  Compensation and fringe benefits                   610,013           812,234
  General and administrative                         405,293           984,824
  Interest expense                                   375,574           410,331
  Provision for credit losses                            -             547,000
                                                   ---------           -------

    TOTAL EXPENSES                                 1,390,880         2,754,389
                                                   ---------         ---------

INCOME BEFORE INCOME TAX EXPENSE                     405,165           209,093

INCOME TAX EXPENSE                                   149,911            77,364
                                                     -------            ------

NET INCOME                                         $ 255,254         $ 131,729
                                                   =========         =========

NET INCOME PER COMMON SHARE
  Diluted                                            $  0.11           $  0.06
                                                     =======           =======
  Basic                                              $  0.11           $  0.06
                                                     =======           =======

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING
  Diluted                                          2,327,016         2,322,160
  Basic                                            2,324,138         2,318,878
------------------------------------------------------------- ---------------










                 See Notes to Consolidated Financial Statements
                                        3


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          YEAR ENDED DECEMBER 31, 1998
                    AND THE THREE MONTHS ENDED MARCH 31, 1999


                                                                       Additional Paid    Treasury         Retained
                                                         Common Stock     in Capital       Stock           Earnings        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1998 ...........................   $     40,000    $ 18,852,312    $ (5,030,594)   $  9,702,322   $ 23,564,040

Amortization of treasury stock
acquisition costs ...................................         28,084          28,084

Conversion of Convertible
Subordinated Notes to 2,132 shares
of common stock .....................................         15,990          15,990

3,500 Options exercised .............................         21,870          21,870

Net Loss ............................................     (6,055,513)     (6,055,513)
                                                         ------------    ------------    ------------    ------------   ------------

Balance  - December 31, 1998 ........................   $     40,000    $ 18,874,182    $ (4,986,520)   $  3,646,809   $ 17,574,471

Amortization of treasury stock
acquisition costs (unaudited) .......................          4,074           4,074

Conversion of Convertible
Subordinated Notes to 133 shares of
common stock (unaudited) ............................            998             998

Net Income (Unaudited) ..............................        255,254         255,254
                                                          ------------    ------------    ------------    ------------   -----------

Balance - March 31, 1999 ............................   $     40,000    $ 18,874,182    $ (4,981,448)   $  3,902,063   $ 17,834,797
                                                         ============    ============    ============   ============   ============


                 See Notes to Consolidated Financial Statements
                                        4


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

 Three Months Ended March 31
-------------------------------------------------------------------------------------------------
                                                                           1999            1998
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income .................................................   $    255,254    $    131,729
      Adjustments to reconcile net income
           to cash provided by operating activities:
           Depreciation - net ....................................         13,000          36,000
           Provision for credit losses ...........................           --           547,000
           Changes in operating assets and liabilities:
               Other assets ......................................        442,657         650,091
               Accounts payable and accrued expenses .............       (489,575)        132,503
               Income taxes receivable and deferred
                    income taxes .................................        160,941         (88,800)
               Income taxes payable ..............................           --          (240,226)
                                                                     ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........................        382,277       1,168,297
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of receivables and advances .......................    (63,915,174)    (70,968,743)
      Collection of receivables, including life insurance
           contracts, and advances ...............................     66,480,661      66,474,575
      (Decrease)/Increase in credit balances of factoring clients      (2,024,903)        394,436
      Purchase of furniture, fixtures and equipment ..............        (11,957)        (19,069)
                                                                      ------------    ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES .................        528,627      (4,118,801)
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit ...............................     32,592,132      49,565,581
      Principal payments on line of credit .......................    (34,495,000)    (47,720,112)
      Treasury stock acquisition costs ...........................          4,071              (5)
      Options exercised ..........................................           --             5,620
                                                                      ------------      ---------
NET CASH PROVIDED (USED) BY FINANCING
      ACTIVITIES .................................................     (1,898,797)      1,851,084
                                                                      ------------    ------------

NET (DECREASE) IN CASH ...........................................       (987,893)     (1,099,420)

CASH, Beginning of period ........................................      2,420,644       4,200,050
                                                                      ------------    ------------

CASH, End of period ..............................................   $  1,432,751    $  3,100,630
                                                                      ============      =========
                                                                                    (Continued)


                                        5


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                    Three Months Ended March 31
                                                      1999                1998
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:

      Interest paid                                   $ 388,691       $ 410,331
                                                      ==========      =========

      Income taxes paid                               $   8,529       $ 390,226
                                                      ==========      =========

SUPPLEMENTAL SCHEDULE OF NONCASH
      ACTIVITIES


      Conversion of Factoring Clients to ABL Loans   $9,309,511       $    -
                                                     ==========        ======

      Issuance of common stock in exchange
           for convertible subordinated notes          $    998       $   2,000
                                                      =========       =========
                                                                    (Concluded)





See Notes to Consolidated Financial Statements
6

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. General. The consolidated financial statements of Allstate Financial Corporation and subsidiaries (the "Company") included herein are unaudited for the periods ended March 31, 1999 and 1998; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2. Line of Credit. As of March 31, 1999, the Company had approximately $4,500,000 available under a $25,000,000 secured revolving line of credit. The revolving line of credit contains various sub facilities which limit its use. The entire facility is available for borrowings by the Company secured by Factored Accounts Receivable or Collateralized Advances backed by pledged client receivables; however, the Company may (i) borrow only $5,000,000 secured by Collateralized Advances backed by client machinery and equipment, (ii) borrow only $2,000,000 secured by Collateralized Advances backed by client inventory, and (iii) issue up to $5,000,000 of letters of credit. Borrowings under the credit facility bear interest at a spread over the bank's base rate or a spread over LIBOR, at the Company's election. The Company is subject to covenants which are typical in revolving credit facilities of this type. At March 31, 1999, the Company was in default of the financial covenant related to interest coverage, and has received waivers of those defaults from the participants in the line of credit. The current maturity date of this credit facility is May 12, 2000.

3. Certain Contingencies. The Company was a defendant in Skiba, Trustee (f/k/a White, Trustee) v. Allstate Financial Corporation in the U.S. District Court for the Western District of Pennsylvania. The Company provided receivables financing and advances for Lyons Transportation Lines, Inc. ("Lyons"), which filed a bankruptcy petition subsequent to a leveraged buy-out (the LBO). The Trustee brought suit against the Company making fraudulent conveyance and breach of contract claims and the Company counter-claimed for its attorneys' fees and costs. The case was tried in December 1998, at which time a jury found in the Company's favor both as to the Trustee's claims, as well as on the Company's counter-claim against the Trustee for the Company's legal fees and costs. The court entered a judgment in favor of the Company and against the Trustee. The Trustee noted an appeal on January 11, 1999. There was an indemnification agreement between the Trustee and principal creditor/person of the Lyons Estate,

Sherwin-Williams. According to the agreement, Sherwin-Williams was ultimately responsible for payment of such judgement.

In connection with the same LBO, the Company was also named in January, 1994 as a defendant in Sherwin-Williams Company v. Robert Castello, et.al. in the United States District Court for the Northern District of Ohio. Sherwin-Williams sued parties involved in the Lyons LBO to recover damages allegedly incurred by Sherwin-Williams in connection with the LBO and Lyons' subsequent bankruptcy. Sherwin-Williams asserted that it had incurred pension fund liabilities and other damages as a result of the Lyons transaction and asserted claims against the Company and its co-defendants for such sums. During the first quarter of 1999, the Company and Sherwin-Williams agreed to settle Sherwin-Williams claims against the Company in return for the Company's agreement to forego the judgment entered in the Company's favor in Skiba, Trustee vs. Allstate Financial Corporation. All parties executed a settlement agreement in March 1999 with mutual releases as to all claims and all parties. The Company filed a joint motion with the Lyons Trustee to have such settlement approved as to the Trustee and the Company in the Western District of Pennsylvania bankruptcy proceeding, and the Court granted it on April 22, 1999. The U.S. District Court for the Northern District of Ohio has now dismissed Sherwin-Williams Company v. Robert Castello, et.al as to all parties as well.

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

4. Credit Concentrations. For the quarter ended March 31, 1999 three clients accounted for 53.7% of the Company's total earned discounts and interest, as compared to 88.0% for the quarter ended December 31, 1998. At March 31, 1999, these three clients accounted for 28.3% of the Company's total receivables, while at December 31, 1998 these three clients accounted for 48.7%.

5. Subsequent Event. On May 13, 1999, Business Funding of America, Inc. ("BFA"), a wholly owned subsidiary, entered into an agreement with a financial institution (the "Assignment Agreement") to purchase a portfolio of
approximately   $32,500,000  of  asset-based   loans.  BFA  paid  a  premium  of
approximately $329,000 to the seller as consideration for the Assignment Agreement. The Company is required to pay the principal amount of the loans outstanding to the seller on or before June 15, 1999, and has applied to several financial institutions for an increased line of credit, on terms which are comparable to those contained in the current agreement, to complete the purchase. Although the Company believes that such a line of credit can be obtained on acceptable terms, there can be no assurance that such financing can be obtained. If the Company fails to pay the amounts due to the seller before June 15, 1999 or the date is not otherwise extended, the premium will be forfeited and such assets will not be transferred to the Company.








                      [THIS SPACE INTENTIONALLY LEFT BLANK]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-QSB contains certain "forward-looking statements" relating to the Company which represent the Company's current expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, seasonally, and variability of quarterly results, ability of the Company to continue its growth strategy, competition, and regulatory restrictions relating to potential new activities, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

GENERAL

The Company is a commercial finance institution which provides financing to small and middle-market businesses, usually those with annual sales of $1 million to $30 million, through the discounted purchase of invoices with recourse to the seller, and through loans secured by accounts receivable, inventory, machinery and equipment, and real estate. In addition, the Company provides other financial assistance to businesses in the form of guarantees and letters of credit. Through its offering of both the purchase of invoices with recourse to the seller ("Recourse Factoring" or "Factoring") and advances secured by accounts receivable, inventory, machinery and equipment, and real estate ("Asset-Based Lending" or "ABL"), the Company provides its clients with the ability to expand their working capital and acquire productive business assets. The Company may also allow a client to use the Company's credit standing by providing a letter of guaranty or by obtaining a letter of credit for the client from the Company's bank. These forms of credit enhancement are used by the clients to acquire inventory for sale to their customers. Through its range of products, the Company believes it offers a single source of financing for these businesses throughout their life cycles.

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

Other than Lifetime Options, none of the Company's subsidiaries is currently engaged in business, which could have a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's requirement for capital is a function of the level of its investment in receivables. The Company funds this investment through its revolving bank credit line, its convertible subordinated notes, and internally generated funds.

The Company maintains a $25 million revolving line of credit with a group of banks. The line of credit is secured by substantially all of the Company's assets. The total facility may be used by the Company to fund the purchase of invoices or advances secured by accounts receivable. There are sublimits available for the funding of advances secured by client inventory and machinery and equipment, and for issuance of letters of credit by the bank group. Borrowings under the line of credit bear interest at the agent bank's base rate or a margin over the London Interbank Offering Rate, at the Company's option. The credit line has covenants of the type which are typical of those required of borrowers in the Company's business line. At March 31, 1999, the Company was in default of the financial covenant related to interest coverage, and has received waivers of those defaults from the participants in the line of credit. The maturity date of the line of credit is May 12, 2000.

The Company also has outstanding approximately $5 million in aggregate principal amount of convertible subordinated notes of which $361 thousand are due in September 2000 and $4.6 million are due in September 2003. The Company believes that borrowings under its current credit facility, the proceeds of the convertible subordinated notes, and internally generated funds will be sufficient to finance the Company's funding requirements for the near term.

YEAR 2000 DISCLOSURES

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer equipment, software and other devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities. The inability of business processes to function correctly in 2000 could have serious adverse effects on companies and entities throughout the world. Management has determined that the consequences of its Year 2000 issues could have a material adverse effect on the Company's business, results, or financial condition if the Company and certain material third parties do not become Year 2000 compliant.

The Company has identified all significant information technology ("IT") applications that are not Year 2000 compliant. Management does not believe it has any non-IT systems, (those other than computers or software which include microprocessors), which are not certified by their vendors as compliant. The Company has determined to replace all of the non-compliant IT applications and hardware with applications and hardware certified by third party vendors as compliant and tested for compliance. The first phase of Year 2000 remediation, identifying the appropriate replacement applications, has been completed. The second phase, purchasing or contracting to license or purchase the applications, is expected to be completed prior to May 31, 1999. Each new system selected is "off the shelf", and is certified Year 2000 compliant, so, therefore, the third phase, installation and testing, will be limited and is expected to be completed by July 31, 1999. The fourth phase, limited conversion of certain existing data to the replacement systems, is expected to be substantially completed at the end of the testing phase, and finally completed before September 30, 1999. The cost of becoming Year 2000 compliant through acquisition of new systems is estimated at $100 thousand, of which $5 thousand has been incurred for the quarter ended March 31,1999. The funds for these expenditures are available from the Company's expected cash flows during the periods of expenditure.

The Company's IT systems are not interdependent with those of any third party. Major suppliers, who are primarily telecommunications companies, financial institutions and public utilities, have disclosed that they do not expect any significant interruptions in their businesses. The Company has sent questionnaires to its clients and material obligors, and will evaluate their responses prior to September 30, 1999. If a material client or obligor has a business interruption, the Company's operations could be affected. In the most likely worst case Year 2000 scenario, the Company will not be able to determine whether certain clients and obligors have unresolved Year 2000 issues, and some clients and obligors may have business interruptions even though the Company believes they will be compliant. In these cases, the Company may have to cease doing business with clients or obligors that could have a material adverse effect on the Company's financial condition. The Company has not determined whether such possible events may have a material adverse effect on its financial condition, but is continuing to analyze the uncertainty through monitoring the Year 2000 compliance efforts of clients and obligors.

A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario. The Company expects to complete its analysis and contingency planning by September 30, 1999.

RESULTS OF OPERATIONS

The following table sets forth certain items of revenue and expense for the periods indicated and indicates the percentage relationships of each item to total revenue.

                                                            Three Months Ended March 31,
----------------------------------------------------------------------------------------------
                                                           1999                   1998
----------------------------------------------------------------------------------------------
                                                        (Unaudited)           (Unaudited)
REVENUE
  Earned discounts and interest ...............   $1,614,471     89.9%   $2,436,665      82.2%
  Fees and other revenue ......................      181,574     10.1       526,817      17.8
                                                  ----------   --------   ----------   -------

    TOTAL REVENUE .............................    1,796,045    100.0%    2,963,482     100.0%
                                                  ----------   -------    ---------    -------

EXPENSES
  Compensation and fringe benefits ............      610,013     33.9       812,234      27.4
  General and administrative ..................      405,293     22.5       984,824      33.2
  Interest expense ............................      375,574     21.0       410,331      13.8
  Provision for credit losses .................         --         --       547,000      18.5
-----------------------------------------------   ----------     ----    ----------     -----

    TOTAL EXPENSES ............................    1,390,880     77.4     2,754,389      92.9
                                                  ----------     ----    ----------     -----

INCOME BEFORE INCOME TAX EXPENSE ..............      405,165     22.6       209,093       7.1

INCOME TAX EXPENSE ............................      149,911      8.3        77,364       2.6
-----------------------------------------------   ----------     ----     ----------     -----

NET INCOME ....................................   $  255,254     14.3%   $  131,729       4.5%
                                                   ==========    =====      =======   =========

NET INCOME PER COMMON SHARE
  Diluted .....................................   $  0.11                $    0.06
                                                    =======               =========
  Basic .......................................   $  0.11                $    0.06
                                                    =======               =========

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING
  Diluted .....................................    2,327,016              2,322,160
  Basic .......................................    2,324,138              2,318,878
                                                  ----------           -------------

  Total Revenue. Total revenue consists of (i) discounts on purchased invoices earned in the Company's factoring business from the purchase of accounts receivable, interest earnings on ABL advances receivable, and (ii) fees and other revenue, which consist primarily of application fees, commitment or facility fees, other transaction related financing fees and supplemental discounts paid by clients who do not sell the minimum volume of accounts receivable required by their contracts with the Company (including "graduating" to a lower cost source of funding).

The following table breaks down total revenue by type of transaction for the periods indicated and the percentage relationship of each type of transaction to total revenue.

                                                              For the Three Months Ended March 31,
                                                            1999                                   1998
------------------------------------------ ----------------- -------------------- ----------------- ----------------
             Type of Revenue                  Earned Revenue              Percent     Earned Revenue         Percent
------------------------------------------ ----------------- -------------------- ----------------- ----------------
Discount on purchased invoices                    $ 380,691                21.2%        $1,308,990            44.2%

Earnings on advances
    Receivable                                    1,233,780                 68.7         1,127,675             38.0

Fees and other revenue                              181,574                 10.1           526,817             17.8
                                                    -------                 ----           -------             ----

Total revenue                                    $1,796,045               100.0%        $2,963,482           100.0%
                                                 ==========               =====         ==========           =====



Total revenue decreased by 39.4% in the three months ended March 31, 1999 versus the same period in 1998, to $1.8 million from $3.0 million. Within total revenue, discounts on purchased invoices decreased 70.9% in the March 31, 1999 quarter as compared to the March 31, 1998 quarter. The volume of invoices purchased was $13.1 million in the three months ending March 31, 1999 as compared to $44.2 million in the comparable period in 1998, a $31.1 million decrease. The major reasons for the decrease include: (1) the Company converted two large clients from factoring relationships to asset based loans; and (2) a client whose volume was included in the March 31, 1998 volume in the amount of $36.7 million has filed for bankruptcy. The average earned discount as a percentage of total invoices purchased in the three months ended 1999 was 2.9%. The comparable average percentage in the same period in 1998 was 2.5%, representing an increase of 16.0%. As the composition of the Company's client base may change over time, there is no assurance that the increased discount level can be maintained.

Earnings on advances receivable increased by 9.4% in the three months ending March 31, 1999 versus the same period in 1998. The earnings increase was attributable to a higher average balance of advances receivable, $23.8 million in the March 31, 1999 quarter versus $19.9 million in the March 31, 1998 quarter due to the client conversions from factoring to ABL relationships previously noted, and a higher yield on the portfolio, 15.6% versus 12.9%, respectively. As a result of the Company's intent to increase its ABL business to decrease the risk in the portfolio, the composition of the Company's ABL client base may change over time, and there is no assurance that the increased yield level can be maintained.

Fees and other revenue decreased 65.6% in three months ended March 31, 1999 as compared to the same period in 1998, to $182 thousand from $527 thousand, respectively. The difference was due to the reduction in transaction fees related to the decreased volume of Purchased Receivables.

COMPENSATION AND FRINGE BENEFITS. In three months ended March 31, 1999 and 1998, compensation and fringe benefits were $610 thousand (34.0% of total revenue) and $812 thousand (27.4% of total revenue), respectively. The lower compensation and fringe benefits during 1999 were chiefly the result of a decrease in the number of employees.

GENERAL AND ADMINISTRATIVE EXPENSE. Total general and administrative expense decreased by $579 thousand (58.9%) to $405 thousand from $984 thousand for the three month periods ended March 31, 1999 compared with 1998. Rent, office, and selling expenses were down 29%, 39%, and 71%, respectively, due to closing an office the Company had maintained in New York. Client litigation and professional fees decreased 78% and 68%, respectively, due to a decrease in open legal cases.

INTEREST EXPENSE. Interest expense was $376 thousand (21.0% of total revenue) versus $410 thousand (13.9% of total revenue) for the three months ended March 31, 1999 and 1998, respectively. The decrease in interest expense is primarily attributable to a decrease in the average interest rate on the Company's line of credit. The average interest rate paid on the Company's line of credit decreased to 7.5% for the three months ended March 31, 1999 from 8.1% during the comparable period in 1998. The average daily outstanding balance on the Company's line of credit was $13.2 million and $13.4 million for the three-month periods ended March 31, 1999 and 1998, respectively. Interest expense on the Convertible Subordinated Notes was comparable in the three months ended March 31 1999 to that in the comparable period of 1998.

PROVISION FOR CREDIT LOSSES. During the three months ended March 31, 1999, the Company had charge-offs of $78 thousand, while recovering $177 thousand. Net recoveries for the three months ended March 31, 1999 of $99 thousand resulted in an increase to allowance for credit losses, bringing it to $2.9 million, or 8.9% of total receivables (net of earned income), exclusive of life insurance policies, outstanding as of March 31, 1999. None of the allowance at March 31, 1999 was allocated to non-performing accounts, which are carried at net realizable value of $2.9 million. During the three months ended March 31, 1998, the Company had charge-offs of $274 thousand while recovering $13 thousand, resulting in net charge-offs of $261 thousand. The Company's provision for credit losses of $547 thousand in the three months ended March 31, 1998 brought the allowance for credit losses to $2.8 million, or 8.0% of receivables (net of earned income).

The following table provides a summary of activity in the Company's allowance for losses for the three-month periods ending March 31, 1999 and 1998.



                                                 Three Months Ended
                                                      March 31,
                                            1999                     1998
                                           -----                     ----

                                                 (In Thousands)
Allowance for Credit Losses

Balance Beginning of Period          2,800        7.8%       2,739        7.2%
Additions                                -                     547         1.4
Write-Offs                             (78)      (0.2)        (274)       (0.7)
Recoveries                             177        0.5           13         0.0
                                       ---        ---           --         ---

Balance - End of Period            $ 2,899        8.2%     $ 3,025        8.0%
                                   =======        ====     =======        ====




At March 31, 1999, the Company is maintaining a larger reserve for losses (in an absolute amount and as a percentage of receivables net of life insurance polices and unearned revenue) than at December 31, 1998. There has been a deterioration in the collateral position of the Company's largest client, an asset-based borrower, which has caused the amount of their advance as of March 31, 1999 to be larger than the amount to which they were entitled based on their agreed collateral formula. The Company determines overall reserve levels based on an analysis which takes into account a number of factors including a determination of the risk involved with each individual client, plus additional considerations based on concentration and asset class, such as the "overformula" advance cited above. Based on this analysis, the Company believes the allowance for credit losses is adequate in light of the risks inherent in the portfolio at March 31, 1999. The Company is carefully monitoring the overformula advance and working with its client to correct it, but there can be no assurance that the overformula situation, particularly as it is concentrated with a single large client, could not have a material adverse effect on the Company.






                      [THIS SPACE INTENTIONALLY LEFT BLANK]

RECEIVABLES

Receivables consist of the following:


                                      March 31, 1999     December 31, 1998
----------------------------------------------------------------------------
Invoices                              $11,829,274            $23,731,826
  Less: Unearned discount              (1,409,726)            (3,299,175)
  Less: Participations                   (759,425)              (759,424)
Life Insurance policies                 2,629,057              2,629,057
                                        ---------              ---------

Total Purchased receivables           $12,289,180            $22,302,284
                                     =============           ===========

Advances receivable                   $23,746,383            $16,288,673
  Less: Unearned discount                (547,658)              (636,216)
                                         --------               --------

Total Advances receivable             $23,198,725            $15,652,457
                                    =============            ===========
-------------------------------------------------- ----------------------

Non-performing receivables included within the above totals were $2.9 million at March 31,1999 and $3.8 million at December 31,1998.

From time to time, a single client or single industry may account for a significant portion of the Company's receivables. As detailed in Note 4 to the Financial Statements, three clients each accounted for more than 10% of total earned discounts and interest for the three month periods ended March 31, 1999 and December 31, 1998. These three clients portion of total revenue declined 39.0% for the quarter ended March 31, 1999 as compared to the quarter ended December 31, 1998. In addition, these three clients portion of total receivables outstanding decreased 23.3% from December 31, 1998 to March 31, 1999. During 1998, the Company adopted a policy to generally restrict the size of any one new client to a maximum of $3 million, and to take steps to reduce the size of the two existing clients who are currently over that limit. Although the Company carefully monitors client and industry concentration, there can be no assurance that the risks associated with client or industry concentration could not have a material adverse effect on the Company.

SUBSEQUENT EVENT

As detailed in note 4 to the consolidated financial statements for the period ended March 31, 1999 as presented in form 10-QSB, the Company has entered into an agreement to acquire a portfolio of asset based loans. The purchase, if completed, would substantially increase the size of the Company's ABL portfolio. The Company expects that an increase in personnel experienced in negotiating and servicing ABL relationships will be required to administer the accounts. Appropriate staff has been identified and arrangements have been made to open a loan servicing office in Illinois. The receivables to be acquired consist of borrowers that are primarily located in the Midwest. The Company expects that the acquisition will improve the geographic dispersion of the ABL portfolio, most of which is currently concentrated in four East Coast states and California, and that the increase in the overall size of the receivable base will lessen the reliance on a small number of clients for substantial portions of total interest and discount revenue, as well as decreasing the risks of asset concentration.


                           PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

For details regarding legal proceedings, see Note 3 to the unaudited financial statements contained in this Form 10-QSB.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

As discussed in Note 2 to the unaudited financial statements, the Company was in default of certain financial covenants related to interest coverage requirements with respect to its line of credit. The Company has received waivers of such defaults. There can be no assurance that such defaults will not re-occur in the future or that any future defaults will also be waived.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's proxy statement on Schedule 14A dated April 15, 1999 is incorporated by reference.

ITEM 6(a). - EXHIBITS

EXHIBIT 10.  EMPLOYMENT CONTRACTS

Employment and Compensation Agreement with Charles G. Johnson dated as of
 January 20, 1999.

EXHIBIT 27.  FINANCIAL DATA SCHEDULE

ITEM 6(b). - REPORTS ON FORM 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ALLSTATE FINANCIAL CORPORATION



Date:     May 17, 1999            /s/ Charles G. Johnson
                                  ---------------------------------
                                      Charles G. Johnson
                                      Chief Executive Officer

Date:    May 17, 1999             /s/ C. Fred Jackson
                                  ---------------------------------
                                      C. Fred Jackson
                                      Chief Financial Officer