Form 10QSB
period 1999-06-30
ALLSTATE FINANCIAL CORP /VA/
filed 1999-08-16
CIK 852220

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
     |X| QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 (703) 931-2274
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X         No
     -------       --------



The number of shares outstanding of the issuer's common stock, no par value, as of August 6, 1999, was 2,324,616.

Transitional Small Business Disclosure Format
(check one):  Yes               No       X
                          -----        ------







                     [THIS SECTION INTENTIONALLY LEFT BLANK]

                         ALLSTATE FINANCIAL CORPORATION
                                   FORM 10-QSB
                                      INDEX

                                                                           Page
                                                                          Number
Part I - Financial Information

 Item 1 -  Financial Statements

     Consolidated Balance Sheets at June 30, 1999 and
     December 31, 1998                                                       1

     Consolidated Statements of Operations for the Three and Six
     Months Ended June 30, 1999 and 1998                                     2

     Consolidated Statements of Shareholders' Equity for the Six Months
     Ended June 30, 1999 and the Year Ended December 31, 1998                3

     Consolidated Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998                                                  4

     Notes to Consolidated Financial Statements                             5-8

 Item 2 -  Management's Discussion and Analysis or Plan of
     Operation                                                             9-17


Part II - Other Information

     Item 1 - Legal Proceedings                                              18

     Item 3 - Defaults Upon Senior Securities                                18

     Item 4 - Submission of Matters To a Vote of Security Holders            18

     Item 6 - Exhibits and Reports on Form 8-K                               18

     Signatures                                                              19

                         PART I - FINANCIAL INFORMATION

                                            ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS

                                                                June 30,              December 31,
                                                                  1999                    1998
                                                                  ----                    ----

                                                               (Unaudited)
                    ASSETS

Cash                                                             $ 569,131             $2,420,644
                                                                 ---------             ----------

Purchased receivables                                            6,630,399             22,302,284
Advances receivable                                             21,664,501             15,652,457
                                                                ----------             ----------
                                                                28,294,900             37,954,741
Less: Allowance for credit losses                             (10,959,981)            (2,799,931)
                                                              ------------            ----------
Total receivables - net                                         17,334,919             35,154,810
                                                                ----------             ----------

Income tax receivable                                                8,824                831,656
Deferred income taxes                                                    -              3,960,946
Furniture, fixtures and equipment, net                             300,080                166,400
Other assets                                                        58,676                653,957
                                                                    ------                -------
TOTAL ASSETS                                                   $18,271,630            $43,188,413
                                                               ===========            ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                            $ 662,411             $1,081,655
Credit balances of factoring clients                               745,193              4,559,570
Notes payable                                                    7,913,447             15,014,717
Convertible subordinated notes                                   4,954,000              4,958,000
                                                                 ---------              ---------
TOTAL LIABILITIES                                               14,275,051             25,613,942
                                                                ----------             ----------

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000 shares with
    no par value; no shares issued or outstanding                      --                   --

  Common stock, authorized 10,000,000 shares with no par
    value; 3,105,828 issued; 2,324,616 outstanding at June
    30, 1999 and 2,324,083 outstanding at December 31, 1998,
    exclusive of shares held in treasury                            40,000                 40,000

  Additional paid-in-capital                                    18,874,182             18,874,182

  Treasury stock, 781,212 shares at June 30, 1999
    and 781,745 shares at December 31, 1998                     (4,974,375)            (4,986,520)

  (Deficit) Retained earnings                                   (9,943,228)             3,646,809
                                                                -----------            -----------
TOTAL SHAREHOLDERS' EQUITY                                       3,996,579             17,574,471
                                                               ------------            -----------
                                                               $18,271,630            $43,188,413
                                                               ============           ============



                 See Notes to Consolidated Financial Statements


                                                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended June 30,    Six Months Ended June 30,

                                                                      1999           1998           1999             1998
                                                                      ----           ----           ----             ----
                                                                 (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
REVENUE
  Earned discounts and interest .............................   $    598,262    $  2,578,581    $  2,212,733    $  5,015,246
  Fees and other revenue ....................................        142,872         481,618         324,446       1,008,435
                                                                ------------    ------------    ------------    ------------

    TOTAL REVENUE ...........................................        741,134       3,060,199       2,537,179       6,023,681
                                                                ------------    ------------    ------------    ------------

EXPENSES
  Compensation and fringe benefits ..........................        653,683       1,128,096       1,263,696       1,940,330
  General and administrative ................................      1,349,357       2,105,932       1,754,650       3,090,756
  Interest expense ..........................................        335,390         448,824         710,964         859,155
  Provision for credit losses ...............................      8,376,057       4,911,000       8,376,057       5,458,000
                                                                ------------    ------------    ------------    ------------

    TOTAL EXPENSES ..........................................     10,714,487       8,593,852      12,105,367      11,348,241
                                                                ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAX EXPENSE ..............................     (9,973,353)     (5,533,653)     (9,568,188)     (5,324,560)

INCOME TAX EXPENSE (BENEFIT) ................................      3,871,938      (2,047,452)      4,021,849      (1,970,087)
                                                                 ------------    ------------    ------------    ------------

NET LOSS ....................................................   $(13,845,291)   $ (3,486,201)   $(13,590,037)   $ (3,354,473)
                                                                 ============    ============    ============    ===========

NET LOSS PER COMMON SHARE
  Basic                                                            ($5.96)           ($1.50)       ($5.85)          ($1.44)
                                                                   =======           =======       =======          =======
  Diluted                                                          ($5.96)           ($1.50)       ($5.85)          ($1.44)
                                                                   =======           =======       =======          =======

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING
  Basic                                                           2,324,438         2,320,966     2,324,289        2,319,930
  Diluted                                                         2,324,438         2,324,251     2,324,289        2,323,215



                 See Notes to Consolidated Financial Statements

                                                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                         YEAR ENDED DECEMBER 31, 1998
                                                    AND THE SIX MONTHS ENDED JUNE 30, 1999

                                                                                                          (Deficit)
                                                                      Additional Paid      Treasury       Retained
                                                         Common Stock     in Capital        Stock         Earnings         Total
                                                        -------------  --------------   --------------  ------------  -------------
Balance - January 1, 1998 ...........................   $     40,000    $ 18,852,312    $ (5,030,594)   $  9,702,322   $ 23,564,040

Amortization of treasury stock
acquisition costs ...................................         28,084          28,084

Conversion of Convertible
Subordinated Notes to 2,132 shares
of common stock .....................................         15,990          15,990

3,500 Options exercised .............................         21,870          21,870

Net Loss ............................................     (6,055,513)     (6,055,513)
                                                         ------------    ------------    ------------    ------------    -----------

Balance  - December 31, 1998 ........................   $     40,000    $ 18,874,182    $ (4,986,520)   $  3,646,809   $ 17,574,471

Amortization of treasury stock
acquisition costs (unaudited) .......................          8,147           8,147

Conversion of Convertible
Subordinated Notes to 533 shares of
common stock (unaudited) ............................          3,998           3,998

Net Loss (Unaudited) ................................                                                    (13,590,037)   (13,590,037)
                                                         ------------    ------------    ------------    ------------    -----------

Balance - June 30, 1999 .............................   $     40,000    $ 18,874,182    ($ 4,974,375)   ($ 9,943,228)  $  3,996,579
                                                            ========    ============    ============     ============   ============





                 See Notes to Consolidated Financial Statements


                                            ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Six Months Ended June 30
                                                                                                  1999                1998
                                                                                             --------------   -------------
                                                                                               (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES: ....................................................
      Net Loss ...........................................................................   ($ 13,590,037)   ($  3,354,473)
      Adjustments to reconcile net loss
           to cash provided by operating activities:
           Depreciation - net ............................................................          33,039           75,000
           Provision for credit losses ...................................................       8,376,057        5,458,000
           Changes in operating assets and liabilities:
               Other assets ..............................................................         595,281        1,768,808
               Accounts payable and accrued expenses .....................................        (419,244)         861,666
               Income taxes receivable and deferred income taxes .........................       4,783,778       (2,388,138)
                                                                                             -------------    -------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES .........................................        (221,126)       2,420,863


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of receivables and advances ...............................................     (88,329,796)    (131,818,340)
      Collection of receivables, including life insurance
           contracts, and advances .......................................................      97,773,630      123,211,572
      (Decrease)/Increase in credit balances of factoring clients ........................      (3,814,377)       1,992,718
      Sale of automobiles ................................................................          30,013
      Purchase of furniture, fixtures and equipment ......................................        (166,719)         (42,826)
                                                                                             -------------    -------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES .........................................       5,462,738       (6,626,863)
                                                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit .......................................................      54,129,626       86,122,438
      Principal payments on line of credit ...............................................     (61,230,898)     (84,227,275)
      Treasury stock acquisition costs ...................................................           8,147              (10)
      Options exercised ..................................................................            --             21,870
                                                                                             -------------    -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .........................................      (7,093,125)       1,917,023
                                                                                             -------------    -------------

NET DECREASE IN CASH .....................................................................      (1,851,513)      (2,288,977)

CASH, Beginning of period ................................................................       2,420,644        4,200,050
                                                                                             -------------    -------------

CASH, End of period ......................................................................   $     569,131    $   1,911,073
                                                                                             =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid ......................................................................   $     375,285    $     798,104
                                                                                             =============    =============
      Income taxes paid ..................................................................   $        --      $     418,051
                                                                                             =============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
      Conversion of Factoring Clients to ABL Loans .......................................   $   9,309,511    $        --
                                                                                             =============    =============
      Issuance of common stock in exchange
           for convertible subordinated notes ............................................   $       3,998    $      12,990
                                                                                             =============    =============

                 See Notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of Allstate Financial Corporation and subsidiaries (the "Company") included herein are unaudited for the periods ended June 30, 1999 and 1998; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2. SENIOR AND SUBORDINATED DEBT. As of June 30, 1999, the Company had approximately $650,000 available under a $25,000,000 secured revolving line of credit. The revolving line of credit contains various sub facilities, which limit its use. The entire facility is available for borrowings by the Company secured by Factored Accounts Receivable or Collateralized Advances backed by pledged client receivables; however, the Company may (i) borrow only $5,000,000 secured by Collateralized Advances backed by client machinery and equipment,
(ii) borrow only $2,000,000 secured by Collateralized Advances backed by client inventory, and (iii) issue up to $5,000,000 of letters of credit. Borrowings under the credit facility bear interest at a spread over the lender's base rate. The current maturity date of this credit facility is May 12, 2000. The Company is subject to covenants, which are typical in revolving credit facilities of this type. At June 30, 1999, the Company was in default of several of the financial covenants.

The lenders have restricted the Company's use of the line of credit because of the defaults. The line of credit availability is currently limited to a percentage of the Company's collateral position less a fixed amount. The Company has reached an agreement in principle with the lenders under the revolving credit agreement. In exchange for the lenders' agreement not to demand payment of the amount due under the revolving credit as a result of the defaults in the financial covenants, the Company has obtained a commitment for a $1 million working capital loan from a major stockholder, and will restrict the amount of borrowings under the revolving credit to $10 million or the availability as defined in the revolving credit agreement less an undrawn availability requirement, and pay a rate equal to the agent lender's base rate plus 2.25%. The agreement will expire October 31, 1999, at which time all amounts under the line of credit will become due. The Company is seeking to obtain replacement financing or to sell some of its assets to repay the lenders in whole or in part, and may seek to extend the forbearance period.

3. CERTAIN CONTINGENCIES. The Company is a counterclaim defendant in Allstate Financial Corporation v. A.G. Construction, Inc. (n/k/a A.G. Plumbing, Inc.), American General Construction Corp., Adam Guziczek and Cheryl Lee Guziczek (hereinafter collectively referred to as "AG") pending in the United States Bankruptcy Court for the Southern District of New

York. In a 1993 action, the Company undertook an attempt to recover against AG. An answer and counterclaim was filed against the Company. The counterclaim asserted claims for usury, diversion of proceeds of public improvement contracts, and overpayments to the Company by AG in excess of $2,000,000 (hereinafter the "Counterclaims"). No specific damage claims amount was set forth in the Counterclaims.


No action was ever taken by the trustee in the AG bankruptcy proceedings to pursue the Counterclaims. On June 2, 1997, the trustee for the AG bankruptcy estate filed a motion to abandon these claims against the Company. On October 7, 1997, New York Surety Company (hereinafter referred to as the "Surety"), which provided the payment and performance bond to AG in connection with the construction jobs performed for the City of New York, filed pleadings objecting to the abandonment of such claims against the Company, asserting that it was subrogated to AG's claims. The Surety's complaint adopts the Counterclaims and seeks an accounting. The Surety asserts damages of approximately $4,000,000. On April 9, 1998, the bankruptcy court remanded the matter to state court.

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

Except as described above, the Company is not a party to any litigation other than routine proceedings incidental to its business, and the Company does not expect that these other proceedings will have a material adverse effect on the Company.

4. CREDIT CONCENTRATIONS. For the six months ended June 30, 1999, three clients accounted for 34.1% of the Company's total earned discounts and interest as compared to 45.6% for the same period in 1998. For the quarter ended June 30, 1999, three clients accounted for 29.8% of the Company's total earned discounts and interest, as compared to 53.7% for the quarter ended March 31, 1999 and 88.0% at December 31, 1998.

At June 30, 1999, three clients accounted for 50.0% of the Company's total receivables, while at December 31, 1998 three clients accounted for 48.7%. All three of the Company's largest clients at June 30, 1999 are non-performing.

5. Stock Options. The Company maintains two stock option plans: (1) an Incentive Stock Option Plan (Qualified), and (2) a Non-Qualified Stock Option Plan (Non-Qualified). The Company continues to account for stock options under APB 25 and provides the additional disclosures as required by SFAS No. 123.

QUALIFIED PLAN
The Company has reserved 275,000 shares of common stock for issuance under its qualified stock option plan. Options to purchase common stock are granted at a price equal to the fair market value of the stock on the date of grant or 110% of fair market value of the stock at the date of grant for stockholders owning 10% or more of the combined voting stock of the Company.

NON-QUALIFIED PLAN
The Company has reserved 150,000 shares of common stock for issuance under its non-qualified stock option plan. Options to purchase shares of common stock are granted at a price equal to the fair value of the stock at the date of grant except in the case of options granted to directors, in which case the minimum price is the greater of $7.00 or 110% of fair value at the time of grant.

The table below summarizes the option activity for both the Qualified and Non-Qualified Stock Option plans for the six months ended June 30, 1999:


                                               Six Months Ended June 30, 1999

   Outstanding January 1                                            219,600
   Granted                                                          155,000
   Exercised                                                            -
   Forfeited or expired                                             (62,200)
                                                                   ---------
   Outstanding                                                      312,400
                                                                   =========
   Exercisable                                                      254,447
                                                                   =========

The weighted average fair value at the date of grant for options granted during 1999 was $0.76. The fair value of options at the date of grant was estimated using the Black-Scholes model with an expected option life of 2.5 years, zero dividend yield, interest rates of 5.67% and volatility of 96%.


                                              Six Months Ended June 30, 1999
   Per share
   Outstanding January 1                                              $6.37
   Granted                                                             6.03
   Exercised                                                             -
   Forfeited or Expired                                                5.62
                                                                      -----
   Outstanding                                                        $6.18
                                                                      =====
   Exercisable                                                        $6.32
                                                                      =====

The Company's net loss would have been increased by $100,218 or $0.04 per share basic and dilutive for the six months ended June 30, 1999, in stock-based compensation cost for the Company's qualified and non-qualified stock option plans if the cost of the plans had been determined based on the fair value at the grant dates for awards under the plans.


6. INCOME TAXES. The provision for income taxes of $3,871,938 for the period ended June 30, 1999 relates to a valuation allowance which completely offsets the deferred tax asset. The Company recorded the valuation allowance as of June 30, 1999, because it concluded that it was unlikely to generate sufficient taxable income in the foreseeable future to realize the value of the asset.

7. NEW ACCOUNTING PRONOUNCEMENT. In June of 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires a company to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. Management is in the process of evaluating the potential impact of this standard on the Company's financial position and results of operations.



8. SUBSEQUENT EVENTS. The Company's board of directors has elected to evaluate alternatives to increase shareholder value, including investigating strategic and financial partners or purchasers for the factoring and ABL businesses. Management has met with potential purchasers of the portfolios and analyzed several possible business combinations. There can be no assurance that the Company will be able to continue to operate on an independent basis or that the shareholders will receive any distributions if the Company is liquidated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING INFORMATION

This Form 10-QSB contains certain "forward-looking statements" relating to the Company which represent the Company's current expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, seasonally, and variability of quarterly results, ability of the Company to continue its business plan, competition, and regulatory restrictions relating to potential new activities, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

SUBSEQUENT EVENT
Subsequent to June 30, 1999, the board of directors has directed management to pursue strategies for maximizing shareholder value including but not limited to investigating strategic and financial partners or liquidating some if not all assets.

Subsequent to June 30, 1999 the Company obtained a commitment for a $1 million working capital loan from a large shareholder. The Company intends to use the proceeds of this loan to augment its working capital to operations of the Company for the remainder of the year. There can be no assurance that the Company will be able to continue to operate on an independent basis or that the shareholders will receive any distributions if the Company is liquidated.


GENERAL
The Company is a commercial finance institution, which provides financing to small and middle-market businesses, usually those with annual sales of $1 million to $30 million, through the discounted purchase of invoices with recourse to the seller, and through loans secured by accounts receivable, inventory, machinery and equipment, and, on occasion, real estate. In addition, the Company may provide other financial assistance to businesses in the form of guarantees and letters of credit. Through its offering of both the purchase of invoices with recourse to the seller ("Recourse Factoring" or "Factoring") and advances secured by accounts receivable, inventory, machinery and equipment, and real estate ("Asset-Based Lending" or "ABL"), the Company provides its clients with the ability to expand their working capital and acquire productive business assets. The Company may also allow a client to use the Company's credit standing by providing a letter of guaranty or by obtaining a letter of credit for the client from the Company's lender. These forms of credit enhancement are used by the clients to acquire inventory for sale to their customers. Through its range of products, the Company believes it offers a single source of financing for these businesses throughout their life cycles.

The Company's clients do not typically qualify for traditional bank financing because they are either too new, too small, undercapitalized (over-leveraged), unprofitable or otherwise unable to satisfy the requirements of bank lenders. Accordingly, there is a significant risk of default and client failure inherent in the Company's business.

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

Historically, the Company has not expected to maintain a funding relationship with a client for more than two years. The Company expected that its clients would qualify for more competitively priced bank or asset-based financing within that time period, or would be liquidated. Therefore, the Company's major clients have tended to change significantly over time. Today, however, because the Company is offering a wider range of products, at lower rates than it has historically, it is possible that the length of the Company's funding relationships with its clients may be extended. Although the Company has historically been successful in replacing major clients, the loss of one or more major clients and an inability to replace those clients could have a material adverse effect on the Company. The Company was materially adversely affected when the financial condition of its three largest clients deteriorated in June 30, 1999 quarter.

The Company's  subsidiary  Lifetime  Options,  Inc.  manages a portfolio of life
insurance  policies  it  purchased  from  individuals  facing   life-threatening
illnesses. During 1997, Lifetime Options ceased purchasing policies.

Other than Lifetime Options, none of the Company's subsidiaries is currently engaged in business, which could have a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES
The Company's requirement for capital is a function of the levels of its investment in receivables and its operating results. The Company funds these needs through its revolving credit line; its convertible subordinated notes, and internally generated funds.

The Company maintains a $25 million revolving line of credit with a group of lenders. The line of credit is secured by substantially all of the Company's assets. The total facility may be used by the Company to fund the purchase of invoices or advances secured by accounts receivable or other client assets. There are sub limits available for the funding of advances secured by client inventory and machinery and equipment, and for issuance of letters of credit by the lender group. Borrowings under the credit facility bear interest at a spread over the lender's base rate. The maturity date of the line of credit is May 12, 2000. The credit line has covenants of the type which are typical of those required of borrowers in the Company's business line. At June 30, 1999, the Company was in default of several of the financial covenants.

The lenders have restricted the Company's use of the line of credit. The line of credit availability is currently limited to a percentage of the Company's collateral position less a fixed amount. The Company has reached an agreement in principle with the lenders under the revolving credit agreement. In exchange for the lenders' agreement not to demand payment of the amount due under the revolving credit as a result of the defaults in the financial covenants, the Company has obtained a commitment for a $1 million working capital loan from a major stockholder, and will restrict the amount of borrowings under the revolving credit to $10 million or the availability as defined in the revolving credit agreement less an undrawn availability requirement, and pay a rate equal to the agent lender's base rate plus 2.25%. The agreement will expire October 31, 1999, at which time all amounts under the line of credit will become due. Although the Company, the lenders, and the major stockholder have agreed on the terms, there can be no assurance that the agreement will be adopted as described, or that the lenders will continue to lend funds to the Company as needed. In the event that the agreement is not adopted, the Company may have to be liquidated and there can be no assurance that the shareholders will receive any distributions.


The Company is also seeking to obtain replacement financing or to sell some of its assets to repay the lenders in whole or in part, and may seek to extend the forbearance period. There can be no assurance that these efforts will be successful. Given the Company's current cash position and the restrictions on the use of the line of credit imposed by the lenders, the Company is not in a position to fund or acquire new clients. The Company is currently working with its current clients to meet their needs. In addition, because of the amount of non performing assets in the portfolio, the Company is not operating profitably, and does not expect to return to profitability unless it can add new performing assets to the portfolio, which is dependent on the Company's ability to obtain replacement financing, or cut its costs. The Company is currently reviewing options to cut costs and increase liquidity, including selling the factoring or ABL portfolios, and using the proceeds to repay the lenders, and has contacted new sources of financing. The Company has met with several potential buyers of these portfolios. Should the Company sell either portfolio, the Company may incur significant costs to eliminate the positions associated with the portfolio sold.

The Company had expended approximately $500 thousand in the first six months of 1999 relating to acquiring a $30 million ABL portfolio and a $5 million ABL company. Since the Company has decided not to pursue either the portfolio or company, no further funds will be expended for these purposes during the second half of 1999.

The Company also has outstanding approximately $5 million in aggregate principal amount of convertible subordinated notes, of which $357 thousand are due in September 2000 and $4.6 million are due in September 2003. The Company is currently in default on certain financial covenants relating to the subordinated debt due September 30, 2003. There are no financial covenants in the convertible subordinated debt due September 30, 2000.

To comply with the proposed forebearance agreement and provide for working capital, the Company has obtained a commitment for a $1 million loan from a large shareholder of the Company. The Company believes that the proceeds of the working capital loan, borrowings under its current credit facility (as modified by the contemplated forbearance agreement,) and internally generated funds from the collection of non-performing assets will be sufficient to finance the Company's working capital requirements for the remainder of 1999. Further, the Company believes that, given the results of efforts to date to obtain new financing or to sell assets to increase liquidity, it will generate sufficient funds to repay the existing lenders. However, there can be no assurance that refinancings, collections from non-performing assets or sale of other assets can be accomplished in the required time frames.

YEAR 2000 DISCLOSURES
The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer equipment, software and other devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities. The inability of business processes to function correctly in 2000 could have serious adverse effects on companies and entities throughout the world. Management has determined that the consequences of its Year 2000 issues could have a material adverse effect on the Company's business, results, or financial condition if the Company and certain material third parties do not become Year 2000 compliant.

The Company has identified all significant information technology ("IT") applications that are not Year 2000 compliant. Management does not believe it has any non-IT systems, (those other than computers or software which include microprocessors), which are not certified by their vendors as compliant. The Company has determined to replace or upgrade all of the non-compliant IT applications and hardware with applications and hardware certified by third party vendors as compliant and tested for compliance. The first phase of Year 2000 remediation, identifying the appropriate replacement applications, has been completed. The second phase, purchasing or contracting to license or purchase the applications, is completed. Each new system selected is "off the shelf", and is certified Year 2000 compliant, and, therefore, the third phase, installation and testing, will be limited and is expected to be completed by October 31, 1999. The fourth phase, limited conversion of certain existing data to the replacement systems, is expected to be substantially completed at the end of the testing phase, and finally completed before December 31, 1999. The cost of becoming Year 2000 compliant through acquisition of new systems is estimated at $50 thousand, all of which has been incurred.

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

A contingency plan has not yet been developed for dealing with the most reasonably likely worst-case scenario. The Company expects to complete its analysis and contingency planning by September 30, 1999.


                     [THIS SECTION INTENTIONALLY LEFT BLANK]

RESULTS OF OPERATIONS
The following table sets forth certain items of revenue and expense for the periods indicated and indicates the percentage relationships of each item to total revenue.

                                                          Six Months Ended June 30
                                                    1999                      1998
                                                 (Unaudited)               (Unaudited)
                                                          %                       %

REVENUE
  Earned discounts and interest ........... $  2,212,733       87.2  $  5,015,246       83.3
  Fees and other revenue ..................      324,446       12.4     1,008,435       12.7
                                            ------------       -----    ----------     -----
    TOTAL REVENUE .........................    2,537,179      100.0     6,023,681      100.0
                                               ---------      -----     ---------      -----

EXPENSES
  Compensation and fringe benefits ........    1,263,696       49.8     1,940,330       32.2
  General and administrative ..............    1,754,650       69.2     3,090,756       51.3
  Interest expense ........................      710,964       28.0       859,155       14.3
  Provision for credit losses .............    8,376,057      330.1     5,458,000       90.6
                                               ---------      -----     ---------       ----

    TOTAL EXPENSES ........................   12,105,367      477.1    11,348,241      188.4
                                              ----------      -----    ----------      -----

LOSS BEFORE INCOME TAX EXPENSE ............   (9,568,188)    (377.1)   (5,324,560)      88.4

INCOME TAX EXPENSE (BENEFIT) ..............    4,021,849      158.5    (1,970,087)     (32.7)
                                               ---------      -----    ----------      -----


NET LOSS .................................. $(13,590,037)    (535.6) $ (3,354,473)     (55.7)
                                            ============     ======  ============      =====

NET LOSS PER COMMON SHARE
  Diluted                                       ($5.85)                   ($1.44)
                                                ======                    ======
 Basic                                          ($5.85)                   ($1.44)
                                                ======                    ======

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING
  Diluted                                     2,324,289                  2,323,215
  Basic                                       2,324,289                  2,319,930



TOTAL REVENUE. Total revenue consists of (i) discounts on purchased invoices earned in the Company's factoring business from the purchase of accounts receivable and interest earnings on ABL advances receivable, and (ii) fees and other revenue, which consist primarily of application fees, commitment or facility fees, other transaction related financing fees and supplemental discounts paid by clients who do not sell the minimum volume of accounts receivable required by their contracts with the Company (including those clients "graduating" to a lower cost source of funding).

The following table breaks down total revenue by type of transaction for the periods indicated and the percentage relationship of each type of transaction to total revenue.

                        For the Six Months Ended June 30,
                                          1999                    1998

        Type of Revenue             Earned       Percent    Earned      Percent
                                   Revenue                 Revenue

Discount on purchased invoices .  $  693,273      27.3%   $2,616,119      43.5%

Earnings on advances
    receivable .................   1,519,460      59.9     2,399,127      39.8

Fees and other revenue .........     324,446      12.8     1,008,435      16.7
                                     -------      ----     ---------      ----

Total revenue ..................  $2,537,179     100.0%   $6,023,681     100.0%
                                  ==========     =====    ==========     =====


                       For the Three Months Ended June 30,
                                           1999                  1998


        Type of Revenue            Earned       Percent    Earned      Percent
                                  Revenue                 Revenue

Discount on purchased invoices . $  312,582      42.2%    1,085,667      35.5%

Earnings on advances
    receivable .................    285,680      38.5     1,492,914      48.8

Fees and other revenue .........    142,872      19.3       481,618      15.7
                                    -------      ----     ---------      ----

Total revenue .................. $  741,134     100.0%   $3,060,199     100.0%
                                 ==========     =====    ==========     =====

Total revenue decreased by 58.9% in the six months ended June 30, 1999 versus the same period in 1998, to $2.5 million from $6.0 million. In the three months ended June 30, 1999, total revenue decreased by 75.8% versus the same period in 1998, to $741 thousand from $3.1 million.

Within total revenue, discounts on purchased invoices decreased 73.5% and 80.9% in the June 30, 1999 six month and three month periods as compared to the same periods in the prior year. The volumes of invoices purchased were $25.3 million and $10.9 million in the six and three months ending June 30, 1999 as compared to $76.7 million and $44.3 million in the six and three month periods ending June 30,1998, representing 67.0% and 75.4% decreases, respectively. The major reasons for the decreases were a conversion of a significant client from a factoring relationship to an Asset Based Loan relationship and a reduced flow of factoring business as the Company emphasized its ABL line in 1999. The average earned discounts as a percentage of total invoices purchased in the six and three months ended June 30, 1999 were 2.8% and 2.8%. The comparable average percentages in the 1998 periods were 3.1% and 3.3%, representing decreases of 9.7% and 15.2%. The decreases were the result of high discount rates charged to a client, who subsequently defaulted, in 1998.

Earnings on advances receivable decreased by 36.7% and 80.9% in the six and three month periods ending June 30, 1999 versus the comparable year earlier periods. The earnings decreases were attributable to the three largest clients defaulting on their loans during the second quarter of 1999. Fees and other revenue decreased in the six and three months ended June 30, 1999 by 67.8% and

70.3% as compared to the June 30, 1998 periods. The difference was due to the reduction in 1998 transaction fees related to the earnings from two clients who subsequently defaulted.

The downward trend is revenue may continue throughout the remainder of the year. Given the Company's liquidity position as discussed earlier in the MD&A, the company cannot acquire or fund new clients. A sale of either the factoring or ABL portfolio will decrease future earnings, and the Company may incur certain costs in reducing staff levels if portions of the portfolio are sold. During the third quarter of 1999, several clients have found other lending relationships and therefore, the Company's revenue potential is projected to decrease if the Company cannot find new sources of funding to replace them.

COMPENSATION AND FRINGE BENEFITS. In the six-month period ending June 30, 1999, compensation expense was $677 thousand lower then in the comparable period in 1998. Compensation as a percentage of revenue was up by 17.6% due to the significantly lower revenue. In the three-month period ending June 30, 1999, compensation expense was $676 thousand lower than in the comparable period in 1998, while compensation as a percentage of revenue was up, by 54.7%, again due to lower revenue. The lower compensation and fringe benefits during 1999 were chiefly the result of a decrease in the number of employees.

GENERAL AND ADMINISTRATIVE EXPENSE. Total general and administrative expense decreased by $1.3 million (69.2%) to $1.7 million from $3.1 million for the six month period ended June 30, 1999 compared with 1998, and by $1.3 million (43.2%) to $1.8 million from $3.1 for the three month period then ended compared with the previous year. Client litigation expenses were $316 thousand and $40 thousand for the six and three month periods ending June 30, 1999 compared to $629 thousand and $447 thousand in the corresponding periods the previous year. Other professional fees decreased $90 thousand for the six months and $196 thousand for the three months ending June 30, 1999 versus the same periods in 1998. Included in G&A expense for the three months ended June 30, 1999 was approximately $500 thousand in fees and expenses paid in connection with the planned purchase of a loan portfolio. This loan portfolio purchase was suspended due to the Company's inability to obtain financing for the purchase.

INTEREST EXPENSE. Portfolio interest expense was $690 thousand versus $859 thousand for the six months ended June 30, 1999 and 1998, respectively, and $315 thousand and $433 thousand respectively for the three months ended June 30, 1999 and 1998. Interest expense for the quarter ended June 30, 1999 includes a one-time payment of $20 thousand in non-operating interest due to a tax agency. The decrease in interest expense is primarily attributable to a decrease in the average amount outstanding and a lower interest rate on the Company's line of credit. The average daily outstanding balances on the Company's line of credit were $11.2 million and $14.2 million for the six-month and $10.4 million and $14.9 million for the three-month periods ended June 30, 1999 and 1998, respectively. The average interest rate paid on the Company's line of credit decreased to 7.23% for the six months ended June 30, 1999 from 8.07% during the comparable period in 1998, and to 7.18% from 8.04% during the three-month periods then ended. Interest expense on the Convertible Subordinated Notes was comparable in the six months and three months ended June 30, 1999 to that in the comparable periods of 1998.

PROVISION FOR CREDIT LOSSES. During the six months ended June 30, 1999, the Company had charge-offs of $85 thousand, while recovering $355 thousand, as compared to 1998, when the comparable figures were $3.4 million and $26 thousand, respectively. For the three months ended June 30, 1999, the Company had charge-offs of $8 thousand, while recovering $178 thousand, as compared to 1998, when the comparable figures were $4.9 million and $13 thousand, respectively. The Company recorded a provision of $7.9 million for estimated losses during the six months ended June 30, 1999, compared to a $5.4 million provision in 1998. The provision was taken during the second quarter of 1999 in accordance with the Company's policy of increasing reserves when it becomes apparent that the Company's collateral position has deteriorated and the Company will not realize the entire amount of the loan outstanding. The Company has a policy of charging-off amounts when the loss amount is reasonably determinable. The Company recorded a provision of $7.9 million for losses during the second quarter of 1999, compared to a $4.9 million provision in 1998. The allowance for credit losses ended at a balance of $10.9 million at June 30, 1999 as compared to a balance of $4.8 million at June 30, 1998.

The following table provides a summary of activity in the Company's allowance for losses for the six-month periods ending June 30, 1999 and 1998.


                                               Six Months Ended
                                                 June 30,
                                     1999                          1998

Allowance for Credit Losses  (In Thousands)    %       (In Thousands)      %

Balance Beginning of Period     $2,800        9.9          $ 2,739        6.3
Additions                        7,890       27.9            5,453       12.4
Write-Offs                         (85)      (0.3)          (3,428)      (7.8)
Recoveries                         355        1.2               26          -
                                   ---        ---               --
Balance - End of Period        $10,960      38.7%           $4,790      10.9%
                               =======      =====           ======      =====


There has been deterioration in the financial condition of the Company's three largest clients. One of the clients is still operating, and the Company has agreed to forbear from accelerating the amount due while the client explores alternative financing sources. The other two clients, who are related through common ownership, have ceased operations and the Company is pursuing legal action against the clients and related guarantors to recover amounts due. The Company has allocated $10.6 million of its allowance for losses against the $14.1 million amount of the assets involved with these three clients, which management deems impaired. However, management has not made a final determination as to the amount of the losses actually incurred. The Company believes that the remaining $700 thousand in non-performing assets will be realized.

The Company determines overall reserve levels based on an analysis, which takes into account a number of factors including a determination of the risk involved with each individual client, plus additional considerations based on concentration and asset class. Based on this analysis, the Company believes the allowance for credit losses is adequate in light of the risks inherent in the performing portfolio at June 30, 1999.



                     [THIS SECTION INTENTIONALLY LEFT BLANK]

Receivables
Receivables consist of the following:


                                          June 30, 1999      December 31, 1998

Invoices                                    $5,688,164            $23,731,826
  Less: Unearned discount                   (1,201,535)            (3,299,175)
  Less: Participations                               -               (759,424)
Life Insurance policies                      2,143,770              2,629,057
                                             ---------              ---------
Total Purchased receivables                 $6,630,399            $22,302,284
                                            ==========            ===========

Advances receivable                        $22,423,926            $16,288,673
  Less: Participations                        (759,425)                      -
  Less: Unearned discount                          -                 (636,216)
                                             ---------              ---------
Total Advances receivable                  $21,664,501            $15,652,457
                                           ===========            ===========


Life insurance policies purchased are stated net of a valuation allowance of $760 thousand at June 30, 1999 and $275 thousand at December 31, 1998.

Non-performing receivables included within the above totals were $14.8 million at June 30,1999 and $3.8 million at December 31,1998.

From time to time, a single client or single industry may account for a significant portion of the Company's receivables. As detailed in Note 4 to the Financial Statements, three clients each accounted for more than 10% of total earned discounts and interest for the six-month periods ended June 30, 1999 and 1998. In addition, three clients' portion of total receivables outstanding increased to 50% of the portfolio as of June 30, 1999 as compared to 48.7% of the portfolio as of December 31, 1998. During 1998, the Company adopted a policy to generally restrict the size of any one new client to a maximum of $3 million. Although the Company carefully monitors client and industry concentration, the risks associated with client or industry concentration could not have a material adverse effect on the Company. The Company was materially adversely affected when the financial condition of its three largest clients deteriorated in the June 30, 1999 quarter.

INCOME TAXES
The provision for income taxes of $3,871,938 for the period ended June 30, 1999 relates to a valuation allowance which completely offsets the deferred tax asset. The Company recorded the valuation allowance as of June 30, 1999, because it concluded that it was unlikely to generate significant taxable income for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENT
In June of 1998,  the  FASB  issued  SFAS No.  133,  Accounting  for  Derivative
Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires a company to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. Management is in the process of evaluating the potential impact of this standard on the Company's financial position and results of operations.

                           PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

     For details regarding legal proceedings, see Note 3 to the unaudited financial statements contained in this Form 10-QSB.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

     As discussed in Note 2 to the unaudited financial statements, the Company was in default on several financial covenants with respect to its line of credit. The Company has negotiated a forbearance agreement which will expire October 31, 1999 with the lenders to resolve these defaults. Although the Company and the lenders have agreed on the terms, there can be no assurance that the proposed agreement will be adopted as expected, or that the lenders will otherwise continue to lend funds to the Company as needed.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's proxy statement on Schedule 14A dated April 15, 1999 is incorporated by reference.

         The Company's annual meeting of shareholders was held on May 11, 1999. The shareholders voted as follows:

         Nominees elected as directors:
                                                   # of votes for
                  C. Scott Bartlett                  1,807,050
                  David W. Campbell                  1,807,050
                  Charles G. Johnson                 1,807,050
                  Steven W. Lefkowitz                1,807,050
                  Edward A. McNally                  1,807,050
                  William H. Savage                  1,807,050
                  Lindsay R. Trittipoe               1,807,050

         There were no broker votes at the meeting or votes withheld.

ITEM 6(a). - EXHIBITS

     Exhibit 27.  Financial Data Schedule

ITEM 6(b). - REPORTS ON FORM 8-K

     On May 24, 1999; the Company filed a form 8-K to report its dismissal of its certifying accountant, Deloitte & Touche, LLP. Form 8-K filed May 24, 1999 is incorporated by reference.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ALLSTATE FINANCIAL CORPORATION



Date:    August 16, 1999                           /s/ Charles G. Johnson
                                                   ----------------------
                                                       Charles G. Johnson
                                                  Chief Executive Officer

Date:    August 16, 1999                              /s/ C. Fred Jackson
                                                      -------------------
                                                          C. Fred Jackson
                                                  Chief Financial Officer