Form 10QSB
period 1999-09-30
ALLSTATE FINANCIAL CORP /VA/
filed 1999-11-15
CIK 852220

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

                For the quarterly period ended September 30, 1999

Commission File Number     0-17832

                         ALLSTATE FINANCIAL CORPORATION

--------------------------------------------------------------------------------
                (Name of registrant as specified in its charter)

                  VIRGINIA                         54-1208450
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                   2700 S. Quincy Street, Arlington, VA 22206

--------------------------------------------------------------------------------
                    (Address of principal executive offices) (Zip Code)

                                 (703) 931-2274

--------------------------------------------------------------------------------
                         (Registrant's telephone number)

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES - X     No -


     The number of shares outstanding of the issuer's common stock, no par value, as of November 5, 1999, was 2,324,616.

                     [THIS SECTION INTENTIONALLY LEFT BLANK]

                         ALLSTATE FINANCIAL CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                      Page
                                                                      Number

PART I - FINANCIAL INFORMATION

Item 1 -  Financial Statements

    Consolidated Balance Sheets at September 30, 1999 and
    December 31, 1998                                                          4

    Consolidated Statements of Operations for the Three and Nine
    Months Ended September 30, 1999 and 1998                                   5

    Consolidated Statements of Shareholders' Equity for the Nine Months
    Ended September 30, 1999 and the Year Ended December 31, 1998              6

    Consolidated Statements of Cash Flows for the Nine Months Ended
    September 30, 1999 and 1998                                                7

    Notes to Consolidated Financial Statements                              8-11

Item 2 -  Management's Discussion and Analysis or Plan of
         Operation                                                         12-22

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               23

     Item 3 - Defaults Upon Senior Securities                                 23

     Item 6 - Exhibits and Reports on Form 8-K                                23

     Signatures                                                               24

                         PART I - FINANCIAL INFORMATION


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         September 30,    December 31,
                                                                                             1999              1998
                                                                                             ----              ----
                                                                                         (UNAUDITED)
                    ASSETS

CASH .................................................................................   $    492,243    $  2,420,644
                                                                                          ------------    -----------

Purchased receivables ................................................................      6,763,944      22,302,284
ADVANCES RECEIVABLE ..................................................................     20,161,557      15,652,457
                                                                                         ------------    ------------
                                                                                            26,925,501     37,954,741
LESS: ALLOWANCE FOR CREDIT LOSSES ....................................................    (11,787,839)     (2,799,931)
                                                                                          ------------    -----------
TOTAL RECEIVABLES - NET ..............................................................     15,137,662      35,154,810
                                                                                         ------------    ------------

Income tax receivable ................................................................          8,824         831,656
Deferred income taxes ................................................................           --         3,960,946
Furniture, fixtures and equipment, net ...............................................        222,267         166,400
OTHER ASSETS .........................................................................         26,327         653,957
--------------------------------------------------------------------------------------   ------------    ------------
TOTAL ASSETS .........................................................................   $ 15,887,323    $ 43,188,413
                                                                                         ============    ============
                             LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses ................................................   $    796,754    $  1,081,655
Credit balances of factoring clients .................................................        413,144       4,559,570
Notes payable ........................................................................      7,570,666      15,014,717
CONVERTIBLE SUBORDINATED NOTES .......................................................      4,954,000       4,958,000
--------------------------------------------------------------------------------------   ------------    ------------
TOTAL LIABILITIES ....................................................................     13,734,564      25,613,942
                                                                                          ------------    -----------

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000 shares with
    no par value; no shares issued or outstanding ....................................           --               --

  Common stock, authorized 10,000,000 shares with no par
    value; 3,105,828 issued; 2,324,616 outstanding at September
    30, 1999 and 2,324,083 outstanding at December 31, 1998,
    exclusive of shares held in treasury .............................................         40,000          40,000

  Additional paid-in-capital .........................................................     18,874,182      18,874,182

  Treasury stock, 781,212 shares at September 30, 1999

    and 781,745 shares at December 31, 1998 ..........................................     (4,970,301)     (4,986,520)

  (DEFICIT) RETAINED EARNINGS ........................................................    (11,791,122)      3,646,809
                                                                                         ------------    ------------
TOTAL SHAREHOLDERS' EQUITY ...........................................................      2,152,759      17,574,471
--------------------------------------------------------------------------------------   ------------    ------------
                                                                                         $ 15,887,323     $43,188,413
                                                                                         ============     ===========


                 See Notes to Consolidated Financial Statements


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                1999            1998               1999          1998
                                                ----            ----               ----          ----
                                              (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
REVENUE .................................
  Earned discounts and interest .........   $    592,511    $  1,831,083    $  2,805,244    $  6,846,331
  FEES AND OTHER REVENUE ................         34,736         244,966         359,182       1,253,401

    TOTAL REVENUE .......................        627,247       2,076,049       3,164,426       8,099,732

EXPENSES

  Compensation and fringe benefits ......        523,171         700,026       1,786,867       2,640,356
  General and administrative ............        563,375       1,712,599       2,318,024       4,803,356
  Interest expense ......................        319,874         482,308       1,030,839       1,341,463
  Provision for credit losses ...........        800,000       3,865,502       9,176,057       9,323,503
  RESTRUCTURING CHARGE ..................        259,221            --           259,221            --

    TOTAL EXPENSES ......................      2,465,641       6,760,435      14,571,008      18,108,678

LOSS BEFORE INCOME TAX EXPENSE ..........     (1,838,394)     (4,684,386)    (11,406,582)    (10,008,946)

INCOME TAX EXPENSE (BENEFIT) ............          9,500      (1,732,913)      4,031,349      (3,703,000)

NET LOSS ................................   $ (1,847,894)   $ (2,951,473)   $(15,437,931)   $ (6,305,946)


NET LOSS PER COMMON SHARE  - BASIC ......   $      (0.79)   $      (1.27)   $      (6.64)   $      (2.72)

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC      2,324,616       2,320,966       2,324,400       2,321,195


                 See Notes to Consolidated Financial Statements


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 1998
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 COMMON STOCK     ADDITIONAL      TREASURY        RETAINED         TOTAL
                                                   PAID IN         STOCK          EARNINGS/
                                                   CAPITAL                        (DEFICIT)

Balance - January 1, 1998 ....   $     40,000   $ 18,852,312   $ (5,030,594)   $  9,702,322    $ 23,564,040

Amortization of treasury stock                                       28,084                          28,084

Conversion of Convertible
Subordinated Notes to 2,132
Shares of Common Stock                                               15,990                          15,990

3,500 Options exercised ......                        21,870                                         21,870

NET LOSS .....................                                                   (6,055,513)     (6,055,513)


Balance  - December 31, 1998 .   $     40,000   $ 18,874,182   $ (4,986,520)   $  3,646,809    $ 17,574,471

Amortization of treasury stock                                       12,221                          12,221

Conversion of Convertible
Subordinated Notes to 533
shares of common stock                                                3,998                           3,998

NET LOSS (UNAUDITED) .........                                                  (15,437,931)    (15,437,931)


BALANCE - SEPTEMBER 30, 1999 .   $     40,000   $ 18,874,182   $ (4,970,301)   $(11,791,122)   $  2,152,759






                 See Notes to Consolidated Financial Statements


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended September 30

                                                                                               1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES:                                                        (UNAUDITED)          (UNAUDITED)
      Net Loss                                                                             $(15,437,931)         $(6,305,946)
      Adjustments to reconcile net loss
           to cash provided by operating activities:
           Depreciation - net                                                                     53,587              313,000
           Loss on disposition of furniture, equipment, and
               Automobiles                                                                        65,440               51,497
           Provision for credit losses                                                         9,176,057            9,323,503
           Changes in operating assets and liabilities:
               Other assets                                                                      627,630            4,078,056
               Accounts payable and accrued expenses                                           (284,901)            1,408,795
               INCOME TAXES RECEIVABLE AND DEFERRED INCOME TAXES                               4,783,778          (4,122,740)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                             (1,016,340)            4,746,165

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of receivables and advances                                                 (106,562,864)        (169,947,755)
      Collection of receivables, including life insurance
           contracts, and advances                                                           117,403,655          156,445,190
      (Decrease)/Increase in credit balances of factoring clients                            (4,146,426)            2,904,273
      Sale of automobiles                                                                          6,800
      PURCHASE OF FURNITURE, FIXTURES AND EQUIPMENT                                            (181,394)             (50,197)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                               6,519,771         (10,648,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit                                                            76,427,897          101,014,904
      Principal payments on line of credit                                                  (83,871,948)         (96,509,963)
      Treasury stock acquisition costs                                                            12,219                    -
      OPTIONS EXERCISED                                                                                -               21,860

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                             (7,431,832)            4,526,801

NET DECREASE IN CASH                                                                         (1,928,401)          (1,375,523)

CASH, BEGINNING OF PERIOD                                                                      2,420,644            4,200,050

CASH, END OF PERIOD                                                                            $ 492,243          $ 2,824,527


INTEREST PAID                                                                                  $ 283,111          $ 1,341,463

INCOME TAXES PAID                                                                              $    -               $ 418,051

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
      CONVERSION OF FACTORING CLIENTS TO ABL LOANS                                            $9,309,511              $     -

      Issuance of common stock in exchange
           FOR CONVERTIBLE SUBORDINATED NOTES                                                   $  3,998            $  12,990

                 See Notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL. The consolidated financial statements of Allstate Financial Corporation and subsidiaries (the "Company") included herein are unaudited for the periods ended September 30, 1999 and 1998; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate
Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2. SENIOR AND SUBORDINATED DEBT. The Company is operating under a forbearance agreement negotiated with its bank lenders. The line of credit availability at September 30, 1999 is limited to the lesser of $10,000,000 and a percentage of the Company's collateral position less a fixed amount. The $10,000,000 line of credit is reduced as collections of certain assets are received. As of September 30, 1999 the Company had approximately $1,300,000 available. The interest rate on the line of credit is equal to the agent lender's base rate plus 2.25%. The agreement was scheduled to expire October 31, 1999, at which time all amounts under the line of credit was to become due. The Company is seeking to obtain replacement financing or to sell some of its assets to repay the lenders in whole or in part, and the Company obtained an extension of the forbearance period to November 30, 1999. See Note 7.

The Company has obtained a $1,000,000 working capital loan from a major stockholder. The working capital loan bears a 10% rate of interest, which is payable quarterly, and repayment terms of 25% of collections of certain assets. The outstanding balance of the loan is due March 31, 2000. The Company may seek to extend the due date of the outstanding balance of the loan. As of September 30, 1999, the Company owed $1,000,000 on the working capital loan.

The Company also has outstanding $4,954,000 in aggregate principal amount of convertible subordinated notes, of which $357,000 are due in September 2000 and $4,597,000 are due in September 2003. The Company is currently in default on certain financial covenants relating to the subordinated debt due September 30, 2003. There are no financial covenants in the convertible subordinated debt due September 30, 2000.

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

4. CREDIT CONCENTRATIONS. For the nine months ended September 30, 1999, three clients accounted for 30.9% of the Company's total earned discounts and interest as compared to 50.3% for the same period in 1998. For the quarter ended September 30, 1999, three clients accounted for 39.0% of the Company's total earned discounts and interest, as compared to 60.9% for the quarter ended September 30, 1998.

At September 30, 1999, three clients accounted for 49.5% of the Company's total receivables, while at December 31, 1998 three clients accounted for 48.7%. All three of the Company's largest clients at September 30, 1999 are non-performing.

5. STOCK OPTIONS. The Company maintains two stock option plans: (1) an Incentive Stock Option Plan (Qualified), and (2) a Non-Qualified Stock Option Plan (Non-Qualified). The Company continues to account for stock options under APB 25 and provides the additional disclosures as required by SFAS No. 123.

QUALIFIED PLAN

The Company has reserved 275,000 shares of common stock for issuance under its qualified stock option plans. Options to purchase common stock are granted at a price equal to the fair market value of the stock on the date of grant or 110% of fair market value of the stock at the date of grant for stockholders owning 10% or more of the combined voting stock of the Company.

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

The table below summarizes the option activity for both the Qualified and Non-Qualified Stock Option plans for the nine months ended September 30, 1999:

                      Nine Months Ended September 30, 1999

   Outstanding January 1                                            219,600
   Granted                                                          155,000
   Exercised                                                              -
   FORFEITED OR EXPIRED                                             (87,200)
   OUTSTANDING                                                      287,400
   EXERCISABLE                                                      272,021

The weighted average fair value at the date of grant for options granted during 1999 was $0.77. The fair value of options at the date of grant was estimated using the Black-Scholes model with an expected option life of 3.0 years, zero dividend yield, interest rates of 5.70% and volatility of 161%.

                      Nine Months Ended September 30, 1999

   Per share
   Outstanding January 1                                              $6.37
   Granted                                                             6.03
   Exercised                                                              -
   FORFEITED OR EXPIRED                                               (5.74)
   OUTSTANDING                                                        $6.28
   EXERCISABLE                                                        $6.34

The Company's net loss would have been increased by $100,218 or $0.04 per share basic and dilutive for the nine months ended September 30, 1999, in stock-based compensation cost for the Company's qualified and non-qualified stock option plans if the cost of the plans had been determined based on the fair value at the grant dates for awards under the plans.

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

7. SUBSEQUENT EVENTS. The Company's board of directors elected to evaluate alternatives to increase shareholder value, including investigating strategic and financial partners or purchasers for the factoring and ABL businesses. On October 29, 1999 the Company sold the Purchased Receivables and the Advances Receivable related to its Factoring business to Metro Factors, Inc. ("Metro"), for $5,990,252, a price that approximated the carrying value of the assets involved. Simultaneous with the sale, the Company purchased a participation in certain of the Advances Receivable associated with the Factoring clients for $1,528,796. Metro will act as the servicer with regard to these participations. The Company will receive a premium over time based on the performance of the Purchased Receivables sold. The Company did not record any gain or loss on this transaction. See the Proforma financial statements in Management's Discussion and Analysis of Financial Condition and Results of Operations under the Subsequent Events section. Management has also met with potential purchasers of other assets, and continues to explore a sale or refinancing.

On November 8, 1999, the Company's lenders agreed to extend the Forebearance Agreement into which they and the Company had entered on August 1, 1999. The term of the agreement was extended to November 30, 1999, and the amount of the facility was decreased to $3,500,000 or the availability as defined in the revolving credit agreement, whichever is less. The interest rate on the facility is a rate equal to the agent lender's base rate plus 2.25%. The Company plans to use a portion of the proceeds of the sale of other assets to repay the lenders before the expiration of the agreement. In the event that the Company is not able to repay the lenders, there can be no assurance that the Company will be able to continue to operate on an independent basis or that the shareholders will receive any distributions if the Company is liquidated.

                     [THIS SECTION INTENTIONALLY LEFT BLANK]

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

SUBSEQUENT EVENTS

The Company's board of directors elected to evaluate alternatives to increase shareholder value, including investigating strategic and financial partners or purchasers for the factoring and ABL businesses. On October 29, 1999 the Company sold the Purchased Receivables and the Advances Receivable related to its Factoring business to Metro Factors, Inc. (Metro), for a price that approximated the carrying value of the assets involved. Simultaneous with the sale, the Company purchased a participation in certain of the Advances Receivable associated with the Factoring clients. Metro will act as the servicer with regard to these participations. The net consideration received by the Company was approximately $4.5 million, plus a premium to be received over time based on the performance of the Purchased Receivables sold. The Company did not record any gain or loss on this transaction. Management has also met with potential purchasers of other assets.

                     [THIS SECTION INTENTIONALLY LEFT BLANK]

Pro-Forma Financial Statement

The following tables shows the Company's Pro-forma Condensed Balance Sheet and Statement of Operations as of September 30, 1999 adjusted by the sale of the purchased receivables.

                             Pro-forma Balance Sheet

                                         BEFORE SALE   SALE OF   AFTER SALE OF
                                          OF ASSETS    ASSETS      ASSETS

Cash .....................................   $   493     4,407    $ 4,900
Total Receivables, net ...................    15,138    (4,758)    10,380
OTHER ASSETS .............................       257      --          257
TOTAL ASSETS .............................   $15,888   $  (351)   $15,537
                                             =======   =======    =======

Total liabilities ........................   $13,735   $  (351)   $13,384
TOTAL SHAREHOLDERS' EQUITY ...............     2,153      --        2,153
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $15,888   $  (351)   $15,537
                                             =======   =======    =======


                        Pro-forma Statement of Operations

                                                      BEFORE SALE OF    SALE OF ASSETS  AFTER SALE OF
                                                           ASSETS                         ASSETS

REVENUE
  Earned discounts and interest .....................   $     2,805    $    (1,093)   $     1,712
  Fees and other revenue ............................           359           (313)            46
  INCOME FROM DISCONTINUED OPERATIONS ...............          --              141            141
    TOTAL REVENUE ...................................         3,164         (1,265)         1,899

EXPENSES
  Compensation and fringe benefits ..................         1,787           (568)         1,219
  General and administrative ........................         2,318           (513)         1,805
  Interest expense ..................................         1,031           (438)           593
  Provision for credit losses .......................         9,176           --            9,176
  Restructuring Charge ..............................           259           (259)          --
  INCOME TAX EXPENSE ................................         4,031           --            4,031
    Total Expenses ..................................        18,602         (1,778)        16,824

NET LOSS ............................................   $   (15,438)   $       513    $   (14,925)
                                                        ===========    ===========    ===========

NET LOSS PER COMMON SHARE - Basic ...................   $     (6.64)   $      0.22    $     (6.42)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC     2,324,400      2,324,400      2,324,400
                                                        ===========    ===========    ===========

ASSUMPTIONS

Balance  Sheet - The  Pro-forma  Balance  Sheet  adjusts the  September 30, 1999

Balance Sheet by the sale of the factoring portfolio. Since the portfolio sale took place on October 29, 1999 and the Balance Sheet is dated September 30, 1999, there were some immaterial fluctuations between the book balances of the factoring portfolio on September 30, 1999 and October 29, 1999. Therefore, the Pro-forma Balance Sheet does not represent actual account balances on any date.

Statement of Operations - The Pro-forma Statement of Operations adjusts the Statement of Operations for the nine months ending September 30, 1999 as if the sale of the factoring portfolio took place on January 1, 1999. The sale of assets column in this pro-forma are management's estimates as to what revenue and expenses would and would have been earned or incurred had the sale of the factoring portfolio taken place on January 1, 1999.

The proceeds of the sale were used to reduce the Company's line of credit, in accordance with the forbearance agreement. This paydown in the Company's line of credit is not reflected in the above Pro-forma Balance Sheet.

Subsequent events, continued

On November 8,1999, the Company's lenders agreed to extend the Forebearance Agreement into which they and the Company had entered on August 1, 1999. The term of the agreement was extended to November 30, 1999, and the amount of the facility was decreased to $3.5 million or the availability as defined in the revolving credit agreement, whichever is less. The interest rate on the facility is a rate equal to the agent lender's base rate plus 2.25%. The Company plans to use a portion of the proceeds of the sale of other assets to repay the lenders before the expiration of the agreement. In the event that the Company is not able to repay the lenders, there can be no assurance that the Company will be able to continue to operate on an independent basis or that the shareholders will receive any distributions if the Company is liquidated.

GENERAL

The Company is a commercial finance institution, which provides financing to small businesses, usually those with annual sales of $1 million to $10 million. Through its offering of advances secured by accounts receivable, inventory, machinery and equipment, and real estate ("Asset-Based Lending" or "ABL"), the Company provides its clients with the ability to expand their working capital and acquire productive business assets.

The Company's clients do not typically qualify for traditional bank financing because they are either too new, too small, undercapitalized (over-leveraged), unprofitable or otherwise unable to satisfy the requirements of bank lenders. Accordingly, there is a significant risk of default and client failure inherent in the Company's business.

The Company faces competition from factoring companies, asset-based lenders, diversified lenders, and commercial banks that offer secured financing. Due to the size of facilities that it offers, the Company competes with both regional sources of financing and large national organizations. Many of these competitors have significant financial, marketing and operational resources, and may have access to capital at lower costs than the Company can obtain.

Historically, the Company has not expected to maintain a funding relationship with a client for more than two years. The Company expected that its clients would qualify for more competitively priced bank or asset-based financing within that time period, or would be liquidated. Therefore, the Company's major clients have tended to change significantly over time. Although the Company has historically been successful in replacing major clients, the loss of one or more major clients and an inability to replace those clients could have a material adverse effect on the Company. The Company was materially adversely affected when the financial condition of its three largest clients deteriorated in June 30, 1999 quarter. The curtailment of the Company's credit line according to the terms of the forebearance agreement limited the Company's ability to replace those clients, which has had a material adverse effect on the Company.

The Company's subsidiary Lifetime Options, Inc. manages a portfolio of life insurance policies it purchased from individuals facing life-threatening illnesses. During 1997, Lifetime Options ceased purchasing policies.

Other than Lifetime Options, none of the Company's subsidiaries is currently engaged in any business which could have a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's requirement for capital is a function of the levels of its investment in receivables and its operating results. The Company funds these needs through its revolving credit line, its working capital loan, its convertible subordinated notes, and internally generated funds.

The Company is operating under a forbearance agreement negotiated with its bank lenders. The line of credit availability at September 30,1999 was limited to $10 million or a percentage of the Company's collateral position less a fixed amount. The $10 million line of credit was reduced by the sale proceeds from the Purchased Receivables as collections of certain assets were received. As of September 30, 1999 the Company had approximately $1.3 million available under a $9.9 line of credit. The interest rate on the line of credit is equal to the agent lender's base rate plus 2.25%. The agreement expired October 31, 1999, at which time the Company requested and received an extension to November 30, 1999. The Company is still seeking to obtain replacement financing or to sell other assets to repay the lenders in whole or in part. See the subsequent events sections in the notes to the financial statement and management's discussion and analysis.

The Company has obtained a $1 million working capital loan from a major stockholder. The working capital loan bears a 10% rate of interest, which is payable quarterly, and repayment terms of 25% of collections of certain assets. The outstanding balance of the loan is due March 31, 2000. The Company may seek to extend the due date of the outstanding balance of the loan. As of September 30, 1999, the Company owed $1 million on the working capital loan.

The Company is also seeking to obtain replacement financing or to sell some of its assets to repay the lenders in whole. There can be no assurance that these efforts will be successful. Given the Company's current cash position and the restrictions on the use of the line of credit imposed by the lenders, the Company is not in a position to fund or acquire new clients. The Company is currently working with its current ABL clients to meet their needs. In addition, because of the amount of non performing assets in the portfolio, the Company is not operating profitably, and does not expect to return to profitability unless it can add new performing assets to the portfolio, which is dependent on the Company's ability to obtain replacement financing. The Company is currently reviewing options to cut costs and increase liquidity, including selling all or a portion of the ABL portfolio, and using the proceeds to repay the lenders, and has contacted new sources of financing. The Company has met with several potential buyers of this portfolio. Should the Company sell the portfolio, the

Company may incur costs to eliminate the positions associated with the portfolio sold.

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

The Company believes that the proceeds of the working capital loan, borrowings under its current credit facility (as modified by the forbearance agreement,) and internally generated funds from the collection of non-performing assets will be sufficient to finance the Company's working capital requirements for the remainder of 1999. Further, the Company believes that, given the results of efforts to date to obtain new financing or to sell assets to increase liquidity, it will generate sufficient funds to repay the existing lenders. However, there can be no assurance that collections from non-performing assets or sale of other assets can be accomplished in the required time frames, or that sufficient replacement financing can be obtained to restore the portfolio to a level where the Company can operate profitably.

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

The Company has identified all significant information technology ("IT") applications that are not Year 2000 compliant. Management does not believe it has any non-IT systems (those other than computers or software which include microprocessors), which are not certified by their vendors as compliant. The Company has determined to replace or upgrade all of the non-compliant IT applications and hardware with applications and hardware certified by third party vendors as compliant and tested for compliance. The first phase of Year 2000 remediation, identifying the appropriate replacement applications, has been completed. The second phase, purchasing or contracting to license or purchase the applications, is completed. Each new system selected is "off the shelf", and is certified Year 2000 compliant, and, therefore, the third phase, installation and testing, will be limited and is expected to be completed by November 30,

1999. The fourth phase, limited conversion of certain existing data to the replacement systems, is expected to be substantially completed at the end of the testing phase, and finally completed before December 31, 1999. The cost of becoming Year 2000 compliant through acquisition of new systems is estimated at $50 thousand, all of which has been incurred.

The Company's IT systems are not interdependent with those of any third party. Major suppliers, who are primarily telecommunications companies, financial institutions and public utilities, have disclosed that they do not expect any significant interruptions in their businesses. The Company has sent questionnaires to its clients and material obligors, and has evaluated their responses. If a material client or obligor has a business interruption, the Company's operations could be affected. In the most likely worst case Year 2000 scenario, the Company will not be able to determine whether certain clients and obligors have unresolved Year 2000 issues, and some clients and obligors may have business interruptions even though the Company believes they will be compliant. In these cases, the Company may have to cease doing business with clients or obligors that could have a material adverse effect on the Company's financial condition. Due to the Company's reduced size, the Company has determined that such possible events are unlikely to have a material adverse effect on its financial condition. The Company will continue to analyze the uncertainty through monitoring the Year 2000 compliance efforts of clients and obligors.

RESULTS OF OPERATIONS

The following table sets forth certain items of revenue and expense for the periods indicated and indicates the percentage relationships of each item to total revenue.

                         Nine Months Ended September 30

                                          1999                    1998
                                      (UNAUDITED)             (UNAUDITED)
REVENUE ..........................                     %                     %
  Earned discounts and interest ..   $  2,805,244     88.6  $  6,846,331   84.5
  FEES AND OTHER REVENUE .........        359,182     11.4     1,253,401   15.5
    TOTAL REVENUE ................      3,164,426    100.0     8,099,732  100.0

EXPENSES

  Compensation and fringe benefits      1,786,867     56.5     2,640,356   32.6
  General and administrative .....      2,318,024     73.3     4,803,356   59.3
  Interest expense ...............      1,030,839     32.6     1,341,463   16.6
  Provision for credit losses ....      9,176,057    290.0     9,323,503  115.1
  RESTRUCTURING CHARGE ...........        259,221      8.1          --      --
    TOTAL EXPENSES ...............     14,571,008    460.5    18,108,678  223.6

LOSS BEFORE INCOME TAX EXPENSE ...    (11,406,582)  (360.5)  (10,008,946)(123.6)

INCOME TAX EXPENSE (BENEFIT) .....      4,031,349    127.4    (3,703,000) (45.7)

NET LOSS .........................   $(15,437,931)  (487.9) $ (6,305,946) (77.9)
                                     ============   =====    ============ =====

NET LOSS PER COMMON SHARE - BASIC    $      (6.64)          $      (2.72)
                                     ============            =============

WEIGHTED AVERAGE NUMBER OF SHARES       2,324,400               2,321,195

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

                     For the Nine Months Ended September 30,
                                      1999                 1998
             TYPE OF REVENUE                    %                       %

Discount on purchased invoices   $  982,183    31.0   $3,733,476      46.1

Earnings on advances .........    1,823,061    57.6    3,112,855      38.4

FEES AND OTHER REVENUE .......      359,182    11.4    1,253,401      15.5

TOTAL REVENUE ................   $3,164,426   100.0   $8,099,732     100.0
                                 ==========   =====   ==========   =====

                    For the Three Months Ended September 30,
                                    1999               1998
             TYPE OF REVENUE                    %                    %

Discount on purchased invoices   $  288,910    46.1   $1,117,357    53.8

Earnings on advances .........      303,601    48.4      713,726    34.4

FEES AND OTHER REVENUE .......       34,736     5.5      244,966    11.8

TOTAL REVENUE ................   $  627,247   100.0   $2,076,049   100.0
                                 ==========   =====   ==========   =====

Total revenue decreased by 60.9% in the nine months ended September 30, 1999 versus the same period in 1998, to $3.2 million from $8.1 million. In the three months ended September 30, 1999, total revenue decreased by 69.8% versus the same period in 1998, to $627 thousand from $2.1 million.

Within total revenue, discounts on purchased invoices decreased 73.7% and 74.1% in the September 30, 1999 nine month and three month periods as compared to the same periods in the prior year. The volumes of invoices purchased were $35.2 million and $9.9 million in the nine and three months ending September 30, 1999 as compared to $107.4 million and $30.7 million in the nine and three month periods ending September 30,1998, representing 67.2% and 67.8% decreases, respectively. The major reasons for the decreases were a conversion of a significant client from a factoring relationship to an Asset Based Loan relationship and a reduced flow of factoring business as the Company emphasized its ABL line in 1999. The average earned discounts as a percentage of total invoices purchased in the nine and three months ended September 30, 1999 were 2.8% and 2.9%. The comparable average percentages in the 1998 periods were 3.2% and 3.6%, representing decreases of 12.5% and 19.4%. The decreases were the result of the default of a client in 1998.

Earnings on advances receivable decreased by 41.4% and 57.5% in the nine and three month periods ending September 30, 1999 versus the comparable year earlier periods. The earnings decreases were attributable to the three largest clients defaulting on their loans during the second quarter of 1999. Fees and other revenue decreased in the nine and three months ended September 30, 1999 by 71.3% and 85.8% as compared to the September 30, 1998 periods. Two of the same clients that defaulted on their loans during 1999 caused the majority of the reduction in transaction fees in 1999 as compared to 1998.

The downward trend in revenue is highly likely to continue throughout the remainder of the year. Given the Company's liquidity position as discussed earlier, the Company cannot acquire or fund new clients. The sale of the Factoring portfolio will decrease future earnings, and the Company may incur certain costs in reducing staff levels in addition to the restructuring charge, if other portions of the portfolio are sold.

COMPENSATION AND FRINGE BENEFITS. In the nine-month period ending September 30, 1999, compensation expense was $853 thousand lower than in the comparable period in 1998. Compensation as a percentage of revenue was up by 73.3% due to the significantly lower revenue. In the three-month period ending September 30, 1999, compensation expense was $177 thousand lower than in the comparable period in 1998, while compensation as a percentage of revenue was up, by 147.5%, again due to lower revenue. The lower compensation and fringe benefits during 1999 were chiefly the result of a decrease in the number of employees.

GENERAL AND ADMINISTRATIVE EXPENSE. Total general and administrative expense decreased by $2.5 million (51.7%) to $2.3 million from $4.8 million for the nine month period ended September 30, 1999 compared with 1998, and by $1.1 million (67.1%) to $600 thousand from $1.7 for the three month period then ended compared with the previous year. Client litigation expenses were $452 thousand and $136 thousand for the nine and three month periods ending September 30, 1999 compared to $914 thousand and $284 thousand in the corresponding periods the previous year. Other professional fees increased $118 thousand for the nine months and decreased $109 thousand for the three months ending September 30, 1999 versus the same periods in 1998. Included in G&A expense for the nine months ended September 30, 1999 was approximately $500 thousand in fees and expenses paid in connection with the planned purchase of a loan portfolio. The Company decided not to pursue the portfolio.

INTEREST EXPENSE. Interest expense was $1.0 million versus $1.3 million for the nine months ended September 30, 1999 and 1998, respectively, and $181 thousand and $482 thousand respectively for the three months ended September 30, 1999 and 1998. Interest expense for the nine-month period ended September 30, 1999 includes a one-time payment of $20 thousand in non-operating interest due to a tax agency. The decrease in interest expense is primarily attributable to a decrease in the average amount outstanding and, for the nine-month period only, a lower average interest rate on the Company's line of credit. The average daily outstanding balances on the Company's line of credit were $10.4 million and $15.6 million for the nine-month periods and $7.3 million and $18.5 million for the three-month periods ended September 30, 1999 and 1998, respectively. The average interest rate paid on the Company's line of credit decreased to 7.83% for the nine months ended September 30, 1999 from 8.07% during the comparable period in 1998, and increased to 9.63% from 8.05% during the three-month periods then ended. The increase in the quarter ending September 30, 1999 was due to an increase of 2 percentage points by the lender on the bank line of credit and interest on the working capital loan which bears an interest rate of 10%. Interest expense on the Convertible Subordinated Notes was comparable in the nine months and three months ended September 30, 1999 to that in the comparable periods of 1998.

PROVISION FOR CREDIT LOSSES. During the three months ended September 30, 1999, the Company had charge-offs of $11 thousand, while recovering $39 thousand, as compared to 1998, when the comparable figures were $3.7 million and $40 thousand, respectively. The Company provided $800 thousand for estimated losses during the three months ended September 30, 1999, compared to a $3.9 million provision in third quarter of 1998.

For the nine-month period ending September 30, 1999, the Company took a provision of $9.2 million as compared to $9.3 million for the same period in 1998. Charge-offs for the nine months ended September 30, 1999 were $96 thousand as compared to $3.7 million for 1998. The provision taken during 1999 is in accordance with the Company's policy of increasing reserves when it becomes apparent that the Company's collateral position has deteriorated and the Company will not realize the entire amount of the loan outstanding. The Company has a policy of charging-off amounts when the loss amount is reasonably determinable. The allowance for credit losses ended at a balance of $11.8 million at September 30, 1999 as compared to a balance of $7.9 million at September 30, 1998.

The following table provides a summary of activity in the Company's allowance for losses for the three-month periods ending September 30, 1999 and 1998, in dollars and percentages of the receivable portfolio.


                               Three Months Ended

                                  1999                 1998
                             (IN THOUSANDS)  %      (IN THOUSANDS)  %
ALLOWANCE FOR CREDIT LOSSES
Balance Beginning of Period   $ 10,960      40.7    $  2,739       6.6
Additions .................        800       3.0       8,823      21.2
Write-Offs ................        (11)      --       (3,740)     (9.0)
RECOVERIES ................         39       0.1          40       0.1
BALANCE - END OF PERIOD ...   $ 11,788      43.8    $  7,862      18.9
                              ========      ====    ========      ====

The Company's three largest clients, all classified as non-performing, experienced severe financial problems in the three month and nine month periods ending September 30, 1999. On September 30, 1999, one client refinanced its obligations to the Company with two notes. The first note is secured by a second lien on all of the client's assets, and requires monthly interest plus principal amortization. The second note is an obligation of the client's principals, and is secured by their stock in the client's parent company. Both notes bear interest at rates that are lower than the original contractual rates. The client defaulted on the first note during the month of November 1999. The Company is working with the client to resolve this default and attempt collection on both notes. There can be no assurance that the Company will realize any payments of principal and interest and may have to incur further provisions and write-downs of this asset. The other two clients, who are related through common ownership, have ceased operations. The Company is pursuing legal action against the clients and related guarantors to liquidate collateral and recover amounts due. The Company has allocated $11.5 million of its allowance for losses against the $13.5 million amount of the assets involved with these three clients, which management deems impaired. However, management has not made a final determination as to the amount of the losses that will actually be incurred.

The remaining non-performing assets have previously been written down to net realizable value.

The Company determines overall reserve levels based on an analysis, which takes into account a number of factors including a determination of the risk involved with each individual client, plus additional considerations based on concentration and asset class. Based on this analysis, the Company believes the allowance for credit losses, net of the amounts allocated to specific impaired accounts, is adequate in light of the risks inherent in the performing portfolio at September 30, 1999.

RESTRUCTURING CHARGE

During the three-month period ending September 30, 1999 the Company developed a plan to sell certain finance assets to cut its outstanding senior debt and lower its cost. As a result, the Company expected to incur certain costs of employee severance, termination of office and equipment leases. The total of these costs was estimated at $259 thousand, and the Company provided for these expenses through a charge to earnings in the period. As of November 8, 1999 the Company has disbursed $202 thousand of the total. The balance is expected to be substantially disbursed for the purposes intended by December 31, 1999.

                     [THIS SECTION INTENTIONALLY LEFT BLANK]

RECEIVABLES

Receivables consist of the following:

                        September 30, 1999 December 31, 1998
Invoices ..................   $  5,868,409    $ 23,731,826
  Less: Unearned discount .     (1,248,235)     (3,299,175)
  Less: Participations ....           --          (759,424)
LIFE INSURANCE POLICIES ...      2,143,770       2,629,057

TOTAL PURCHASED RECEIVABLES   $  6,763,944    $ 22,302,284
                              ============    ============

Advances receivable .......   $ 20,909,855    $ 16,288,673
  Less: Participations ....       (748,298)           --
  LESS: UNEARNED DISCOUNT .           --          (636,216)

TOTAL ADVANCES RECEIVABLE .   $ 20,161,557    $ 15,652,457
                              ============    ============


Life insurance policies purchased are stated net of a valuation allowance of $760 thousand at September 30, 1999 and $275 thousand at December 31, 1998. The Company periodically updates information on the life expectancies of the insureds, and computes an allowance for the difference between the carrying value of the policies and the policy benefit amounts discounted to the date of the calculation.

Non-performing receivables included within the above totals were $14.1 million at September 30, 1999 and $3.8 million at December 31, 1998.

From time to time, a single client or single industry may account for a significant portion of the Company's receivables. As detailed in Note 4 to the Financial Statements, three clients each accounted for more than 10% of total earned discounts and interest for the nine-month periods ended September 30, 1999 and 1998. In addition, three clients' portion of total receivables outstanding increased to 49.5% of the portfolio as of September 30, 1999 as compared to 48.7% of the portfolio as of December 31, 1998. During 1998, the Company adopted a policy to generally restrict the size of any one new client to a maximum of $3 million. Although the Company carefully monitors client and industry concentration, the risks associated with client or industry concentration could have a material adverse effect on the Company. The Company was materially adversely affected when the financial condition of its three largest clients deteriorated in the nine-month period ended September 30, 1999.

INCOME TAXES

The provision for income taxes of $4.0 million for the nine months ended September 30, 1999 relates to a valuation allowance which completely offsets the deferred tax asset. The Company recorded the valuation allowance as of June 30, 1999, because it concluded that it was unlikely to generate significant taxable income for the foreseeable future.

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

                     [THIS SECTION INTENTIONALLY LEFT BLANK]

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

     For details regarding legal proceedings, see Note 3 to the unaudited financial statements contained in this Form 10-QSB.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

     As discussed in Note 2 to the unaudited financial statements, the Company was in default on several financial covenants with respect to its $10 million line of credit. The Company is operating under an extension of its forbearance agreement that will expire November 30, 1999 with the lenders. The Company believes that, given the results of efforts to date to obtain new financing or to sell assets to increase liquidity, it will generate sufficient funds to repay the existing lenders. However, there can be no assurance that collections from non-performing assets or sale of other assets can be accomplished in the required time frames

ITEM 6(a). - EXHIBITS

     Exhibit 10.1 Material Contract. Agreement for Purchase and Sale of Financing Arrangements, between Allstate Financial Corporation and Metro Factors, Inc., dated October 29,1999. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

     Exhibit 10.2 Material Contract. Extension of the Forbearance Agreement dated August 1, 1999.

     Exhibit 27.  Financial Data Schedule

ITEM 6(b). - REPORTS ON FORM 8-K

     Form 8-K filed September 7, 1999 is hereby incorporated by reference. The Company announced a short-term working capital loan of $1 million from a large shareholder. The Company also announced that it had entered into a forbearance agreement with its senior debt lenders. No financial statements were required to be filed.

     Form 8-K filed October 15, 1999 is hereby incorporated by reference. The Company reported that is was delisted from the Nasdaq National Stock Market. No financial statements were required to be filed.

                                                     SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALLSTATE FINANCIAL CORPORATION

DATE:    NOVEMBER 15, 1999                                /S/ CHARLES G. JOHNSON
                                                          ----------------------
                                                              Charles G. Johnson
                                                         Chief Executive Officer

DATE:    NOVEMBER 15, 1999                                   /S/ C. FRED JACKSON
                                                             -------------------
                                                                 C. Fred Jackson
                                                         Chief Financial Officer