Form 10KSB
period 1999-12-31
ALLSTATE FINANCIAL CORP /VA/
filed 2000-03-30
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   for the fiscal year ended December 31, 1999

                             Commission File Number

                                     0-17832

                         Allstate Financial Corporation

                 (Name of Small Business Issuer in Its Charter)

                               Virginia 54-1208450
                ----------------------------- -------------------
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                          incorporation or organization

                     8180 Greensboro Drive, McLean, VA 22210
                     --------------------------------- -----
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  (703) 883-9757

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Revenues for year ended December 31, 1999 were $3,621,336

The aggregate market value of the common stock held by non affiliates as of March 27, 2000 was $1,211,939 computed by reference to the closing market price at which the stock was traded on the OTC Bulletin Board (Symbol ASFN).

The number of shares outstanding of the issuer's common stock, as of March 27, 2000 was 2,324,616.

Transitional Small Business Disclosure Format (check one):  Yes ____  No __X__
                                                                           -


                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the definitive proxy statement for the 2000 annual meeting of stockholders to be filed on or about April 28, 2000 are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

Part I

This Form 10-KSB may contain certain "forward-looking statements" relating to the Company (defined in Item 1 below) that represent the Company's current expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negatives or other variations thereof, or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, seasonality, and variability of quarterly results, ability of the Company to continue its growth strategy, competition, and regulatory restrictions relating to potential new activities, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Item 1.  Description of Business

Allstate Financial Corporation (the "Company") was incorporated in 1982 in the Commonwealth of Virginia. The Company is a commercial finance institution that provides financing to small and middle-market businesses through loans secured by accounts receivable, inventory, machinery and equipment, and real estate. In October 1999, the Company sold the factoring business, the portion of the business that purchased discounted invoices with recourse. The Company will continue to receive revenue from this sale for the foreseeable future. In 1997, the Company began a program of purchasing invoices without recourse, assuming the risk that an account debtor may become insolvent. This activity ceased during 1998. The Company's subsidiary Lifetime Options, Inc. manages a portfolio of life insurance policies it purchased from individuals facing life-threatening illnesses. During 1997, Lifetime Options ceased purchasing policies.

The Company incurred net losses of $17.3 million in 1999 and $6.1 million in 1998. As a result, the Company was not in compliance with the covenants in its revolving bank line of credit. Pursuant to a forbearance agreement with its senior lenders, the Company sold a majority of its performing assets in order to repay its bank line of credit. The Company does not have current sources of capital, outside of collections of existing receivables, to fund new advances to clients.

The Company's independent auditors issued an unqualified audit opinion and stated that the recurring losses from operations and the March 31, 2000 expiration of the working capital loan raise substantial doubt about the Company's ability to continue as a going concern. The Company is developing a strategic turnaround plan which, if successfully implemented, management believes will enable the Company to continue as a going concern. This plan, which has not yet been finalized and which will be subject to shareholder approval, is discussed in Note M of the notes to the Consolidated Financial Statements contained herein. There can be no assurance that (1) the final terms of the plan can be agreed upon with the holders of the Company's convertible subordinated notes, (2) the Company's shareholders will approve the plan, (3) the plan will be successfully implemented, (4) new financing will be obtained, or (5) the Company will be able to continue as a going concern.

Unless  the  context  requires  or  otherwise  permits,  all  references  to the
"Company"   include  Allstate   Financial   Corporation  and  its  wholly  owned
subsidiaries.

The Company's corporate offices in McLean, Virginia house all of its credit and client administration activities.

Business of Company

Principal Products

The Company's principal products are financing for small and medium-sized businesses, usually those with annual sales of $1 million to $10 million dollars per year. Through its offering of advances secured by accounts receivable, inventory, machinery and equipment, and real estate ("Asset-Based Lending" or "ABL"), the Company provides its clients with the ability to expand their working capital and acquire productive business assets.

During October 1999, the Company sold its factoring portfolio. The Company will receive a premium over time based on the performance of the Purchased
Receivables sold. The Company does not intend to re-enter the factoring business.

Distribution Methods

The ABL product is marketed through referrals from business consultants, lawyers, accountants, commercial and investment bankers. The Company requires extensive financial information and reporting from clients who seek to qualify for its ABL product, and believes that these kinds of referral sources will be more likely to provide prospects that will qualify for such financing. Through its BusinessFundingUSA site on the World Wide Web, the Company receives applications over the internet for its ABL product directly from prospective borrowers.

Competition

In its ABL business, the Company faces competition from other asset-based lenders, and commercial banks that offer secured financing. Due to the size of facilities that it offers, the Company competes with both regional sources of financing and large national organizations. Many of these competitors have significant financial, marketing and operational resources, and may have access to capital at lower costs than the Company can obtain.

Sources of Capital

The Company's requirement for capital is a function of the level of its investment in receivables. The Company funds this investment through its convertible subordinated notes, and internally generated funds. At December 31, 1999, the Company was not able to fund new advances to clients.

         The Forebearance Agreement (as hereinafter defined) with the Company's revolving bank credit group expired on December 24, 1999. Line of credit availability at December 31, 1999 was zero. The banks were owed $566,279 as of December 31, 1999. The interest rate on the line of credit was equal to the agent lender's base rate plus 4.75%. The loan was repaid in full on January 13, 2000. The Company may seek a replacement for this line of credit.

         To augment its working capital during the forebearance period Company obtained a $1,000,000 working capital loan from Value Partners, Ltd. ("Value Partners"), a major stockholder. The working capital loan bears a 10% rate of interest, which is payable quarterly, and requires mandatory prepayments of 25% of collections of certain assets. The outstanding balance of the loan is due March 31, 2000. As of December 31, 1999, the Company owed $779,772 on the working capital loan. The Company may seek to extend the due date of the outstanding balance of the loan.

The Company also has outstanding $4,954,000 in aggregate principal amount of convertible subordinated notes, of which $357,000 is due in September 2000 and $4,597,000 is due in September 2003. The notes are unsecured and subordinated in payment to all other senior debt of the Company. The notes due in 2000 are convertible into common stock of the Company at $7.50 per share and require interest payments based on a spread over the prime rate. The notes due in 2003 are convertible into common stock of the Company at $6.50 per share and bear a fixed interest rate of 10%. In addition, upon the occurrence of certain change of control events, the holders of the notes have the ability to put their notes back to the Company. The notes due 2003 have financial covenants that are similar to but less restrictive than the covenants in the line of credit. There are no financial covenants in the convertible subordinated debt due September 30, 2000. The Company is currently in default on the interest payment due December 31, 1999, and on certain financial covenants relating to the subordinated debt due September 30, 2003.

Unless the Company replaces its line of credit or succeeds in implementing a business plan under which it can return to profitability, the Company does not believe that the proceeds of the convertible subordinated notes and internally generated funds will be sufficient to finance the Company's funding requirements for the near term.

Client Base

         The Company's clients are small- to medium-sized growth and turnaround companies with annual revenues typically between $1 million and $10 million. The Company's clients have not typically qualified for traditional bank financing because they are either too new, too small, undercapitalized (over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank lender. Accordingly, there is a significant risk of default and client failure inherent in the Company's business.

The following table indicates the composition of the Company's receivables by type of client business as of December 31, 1999 and 1998.

                                                                                December 31,
----------------------------------------------------------- ---------------------------- -----------------------------
                                                                       1999                          1998
                                                                       ----                          ----
----------------------------------------------------------- ---------------------------- -----------------------------
Business of Client                                            Receivables      Percent      Receivables     Percent
------------------                                            -----------      -------      -----------     -------
-----------------------------------------------------------
                                                              In Thousands                  In Thousands
-----------------------------------------------------------
  Importer and distributor of:
-----------------------------------------------------------
    Jewelry and jewelry boxes                                        $4,847        39.7%           $8,797       20.6%
-----------------------------------------------------------
    Videotapes                                                          610          5.0            1,401         3.3
-----------------------------------------------------------
    Computer components and software (1)                                923          7.5            1,414         3.3
-----------------------------------------------------------
    Plastic bags                                                         --           --           12,452        29.2
-----------------------------------------------------------
  Importer, manufacturer and distributor of
     apparel wear, accessories and other
     durable goods                                                      147          1.3            3,423         8.0
-----------------------------------------------------------
  Life insurance contracts                                            1,890         15.5            2,629         6.2
-----------------------------------------------------------
  Provider of trucking and air freight                                1,590         13.0            2,668         6.3
-----------------------------------------------------------
  Provider of publishing, direct mail and
    advertising                                                       1,333         10.9            3,206         7.5
-----------------------------------------------------------
  Contracts for construction and construction
    Supply                                                              438          3.6            2,228         5.2
-----------------------------------------------------------
  Legal claims receivable                                               221          1.9              371         0.9
-----------------------------------------------------------
  Food industry                                                          61          0.5            1,036         2.4
-----------------------------------------------------------
  Provider of computer training                                          --           --            1,350         3.2
-----------------------------------------------------------
  Provider of engineer and health temps                                  --           --              334         0.8
-----------------------------------------------------------
  Provider of uniform sales & rentals                                    --           --              125         0.3
-----------------------------------------------------------
  Other                                                                 138          1.1            1,215         2.8
                                                                        ---          ---            -----  ----------
-----------------------------------------------------------
         Total                                                      $12,198       100.0%          $42,649      100.0%
                                                                    =======       ======          =======      ======
-----------------------------------------------------------

1      Includes a participation of others of $744,435 at December 31, 1999 and
$759,424 at December 31, 1998.


                     [THIS SECTION INTENTIONALLY LEFT BLANK]


The following table indicates the composition of the Company's receivables by state of client location as of December 31, 1999 and 1998.

                                                            1999                          1998
------------------------------------------- --------------------- ----------- ------------------ --------------
Client State                                    Receivables        Percent       Receivables        Percent
------------------------------------------- --------------------- ----------- ------------------ --------------
                                                In Thousands                    In Thousands

------------------------------------------- --------------------- ----------- ------------------ --------------
New York                                                  $5,779       47.4%            $25,963          60.9%
-------------------------------------------
New Jersey                                                 2,396        19.6              5,375           12.6
-------------------------------------------
Virginia                                                   2,111        17.3              3,000            7.0
-------------------------------------------
California (1)                                             1,573        12.9              2,731            6.4
-------------------------------------------
Pennsylvania                                                 147         1.2                707            1.7
-------------------------------------------
Wisconsin                                                    124         1.0                125            0.3
-------------------------------------------
Delaware                                                      68         0.6                404            0.9
-------------------------------------------
Florida                                                       --          --              1,979            4.6
-------------------------------------------
North Carolina                                                --          --                727            1.7
-------------------------------------------
Connecticut                                                   --          --                423            1.0
-------------------------------------------
Minnesota                                                     --          --                330            0.8
-------------------------------------------
District of Columbia                                          --          --                213            0.5
-------------------------------------------
Maryland                                                      --          --                208            0.5
-------------------------------------------
Rhode Island                                                  --          --                204            0.5
-------------------------------------------
New Mexico                                                    --          --                160            0.4
-------------------------------------------
Illinois                                                      --          --                 50            0.1
-------------------------------------------
Georgia                                                       --                             50            0.1

    Total                                                $12,198      100.0%            $42,649         100.0%
                                                         =======      ======            =======         ======
------------------------------------------- --------------------- ----------- ------------------ --------------

2      Includes a participation of others of $744,435 at December 31, 1999 and
 $759,424 at December 31, 1998.

The tables above reflect the composition of the Company's receivables by client industry and state of client location at the dates indicated. Tables for the 1998 year include purchased invoices of the Company's factoring activities. Because the Company's major clients tend to change significantly over time, these tables are not likely to reflect the composition of the Company's receivables by client industry or state of location at future points in time.

From time to time, a single client or single industry may account for a significant portion of the Company's receivables. For the year ended December 31, 1999, two clients accounted for more than 10% of the Company's gross earnings. The total gross earnings for these two clients accounted for 25.8% of the Company's gross earnings. Two of these clients were written off in full during 1999 and the third repaid its loans outstanding prior to the end of 1999. This compares to the year ended December 31, 1998, where two clients each accounted for 36.6% of the Company's total earned discounts and interest. At December 31, 1999, two clients each accounted for more than 10% of the Company's outstanding gross finance receivables, and those two clients together accounted for 51.53% of the Company's total finance receivables. At December 31, 1998, two clients each accounted for more than 10% of the Company's outstanding gross finance receivables, and those two clients together accounted for 36.9% of the Company's total finance receivables.

Historically, the Company has not expected to maintain a funding relationship with a client for more than two years. The Company expected that its clients would qualify for more competitively priced bank or asset-based financing within that time period, or would be liquidated. Therefore, the Company's major clients have tended to change significantly over time. Although the Company has historically been successful in replacing major clients, the loss of one or more major clients and an inability to replace those clients could have and has had a material adverse effect on the Company.

Obligor (Account Debtor) Information

The Company sold its factoring portfolio in October 1999 and does not intend to re-enter the factoring business. The quality of the purchased invoices was the Company's primary security against credit losses from its factoring activities. The Company generally did not purchase accounts receivable that had aged significantly.

As of December 31, 1999 and 1998, the Company's receivables included zero ($0) and $23.7 million of purchased invoices on which approximately zero (0) and 4,200 entities, respectively, were obligated. If the Company had not received payment on a Factored account receivable within 90 days after its acquisition or if at any time prior to 90 days the Company determines that it is unlikely to receive payment, the Company required the client to repay the amount the Company advanced on the receivable plus the amount of discount earned. If, after 90 days, follow up calls to account debtors led the Company to believe that an invoice is collectable within a reasonable period of time, the Company may have allowed the advance to remain outstanding in return for an additional discount from the client. In that event, the earned discount owed on the original period of the advance was collected from the client at the end of 90 days and earned discounts thereafter accrued as if the account receivable were a new purchase.

From time to time, a single account debtor or several account debtors may have been obligated on a significant portion of the Company's gross factored accounts receivable. As of December 31, 1999 and 1998, the largest single account debtor accounted for approximately zero (0%) and 2%, respectively, of the Company's gross purchased invoices.

Government Regulation

State usury laws generally limit the amount of interest that a creditor may contract for, charge or receive in connection with the lending of money. In the Commonwealth of Virginia (in which the Company's operating offices are located), there are no restrictions on the rates of interest and fees, which may be charged by the Company to commercial borrowers.

Employees

The Company currently has three full-time employees. None of the Company's employees is a party to any collective bargaining agreement, and management considers its relations with employees to be satisfactory.

Item 2.  Description of Property

The Company's principal offices occupied approximately 8,000 square feet of space in an office building in Arlington, Virginia. The Company's lease on this property expires in December 2001. The cost of renting this office space was approximately $178 thousand in 1999 compared to $184 thousand in 1998. The Company has a right of first refusal to acquire an additional, contiguous 1,500 square feet at its present site when that space becomes available. The Company has made arrangements to assign its lease on the Arlington location to a third party and has obtained a sublease on approximately 1,500 square feet of office space in a commercial building located in McLean, VA. The cost of renting at the new location will be approximately $30 thousand during 2000. The Company is subleasing from, and will share certain of the expenses of occupancy with, Harbourton Financial Corp., a financial services firm which is majority owned by Value Partners,

Commencing November 1997, the Company also occupied approximately 2,500 square feet of space in an office building in New York City. The costs of renting this facility were $81 thousand in 1998 and $14 thousand in 1997. The Company elected to terminate the lease in February 1999 for a one-time fee of $35 thousand. At the same time the Company leased an executive suite facility in New York City for a term ending July 1999. The annual rent on the new facility was approximately $26 thousand. The lease was terminated in July 1999.

Item 3. Legal Proceedings

See Notes to Consolidated Financial Statements-(L)Commitments and Contingencies.



Item 4. Submission of Matters To A Vote Of Security Holders
None.

Part II

Item 5. Market For Common Equity and Related Stockholder Matters

The Company's common stock is traded on the OTC Bulletin Board (Symbol ASFN). Prior to October 18, 1999, the Company's common stock was traded on the Nasdaq Stock Market.

The following table sets forth the range of high and low bids for the Company's common stock in the over the counter market for the periods indicated, as furnished by the National Association of Securities Dealers, Inc. These bids represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                   Fiscal Years Ended December 31,
                                             1999                                   1998
----------------------- -------------- -------------- ---------------- -------------------
                            High            Low            High               Low
----------------------- -------------- -------------- ---------------- -------------------
First Quarter               $4.50          $3.50          $9.000             $5.688
-----------------------
Second Quarter              7.09           2.03            8.375             5.438
-----------------------
Third Quarter               2.13           0.47            7.250             3.375
-----------------------
Fourth Quarter              0.56           0.36            4.375             2.625
----------------------- -------------- -------------- ---------------- -------------------

On March 16, 2000, there were approximately 38 stockholders of record based on information provided by the Company's transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders of the Company because a significant portion of the Company's stock is held in street name. Based on the best information made available to the Company by the transfer agent, there are approximately 790 beneficial holders of the Company's common stock.

The Company has not paid a dividend and does not anticipate paying cash dividends to holders of its common stock for the foreseeable future. The Company currently intends to retain any earnings for future capital requirements and growth.

Item 6. Management's Discussion and Analysis or Plan of Operation

General

The Company is a commercial finance institution that provides financing to small and middle-market businesses through Asset-Based Lending, advances secured by accounts receivable, inventory, machinery and equipment, and real estate.

Lifetime Options, Inc., a Viatical Settlement Company ("Lifetime Options"), a wholly-owned subsidiary of the Company, was engaged in the business of buying life insurance policies, at a discount, from individuals facing life-threatening illnesses. During 1997, Lifetime Options ceased purchasing policies, and it is now engaged solely in managing its existing portfolio.

The Company's clients are small- to medium-sized businesses with annual revenues typically ranging between $1 million and $10 million. The Company's clients have not typically qualified for traditional bank or asset-based financing because they are either too new, too small, undercapitalized (or over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank. They are frequently experiencing periods of rapid growth or some level of financial stress. Thus, the Company generally relies on the quality of obligors of the client or the assets the client can pledge as collateral, rather than the financial condition of the client itself.

Year ended December 31, 1999 vs. year ended December 31, 1998

During 1999, the Company suffered a high level of credit losses. Due to these losses, the Company was not in compliance with the covenants in its revolving bank line of credit. The Company negotiated an agreement with the bank group which called for the bank group to forebear from exercising its rights to demand payment (that agreement, and successor agreements, are hereinafter called the "Forebearance Agreement(s)") while the Company attempted to obtain sufficient liquidity to repay the bank group. With no other immediate source of financing, the Company, with the concurrence of the bank group, elected to find buyers for the majority of its performing assets. On October 29, 1999 the Company sold the Purchased Receivables and the Advances Receivable related to its factoring business to Metro Factors, Inc. ("Metro"), for $6 million, a price that approximated the carrying value of the assets involved. Simultaneous with the sale, the Company purchased a participation in certain of the Advances Receivable associated with the factoring clients for $1.5 million. Metro will act as the servicer with regard to these participations. The Company will receive a premium over time based on the performance of the Purchased Receivables sold to Metro. The Company did not record any gain or loss on this transaction. At the time of the sale, the Company took a restructuring charge to downsize the operations. In addition, in December 1999, the Company sold the Advances Receivable of one of its ABL relationships. The proceeds of both asset sales were applied to the revolving bank line of credit.

In its factoring product line, the Company purchased invoices at their face amount, and made an advance payment to its client against the collection of the invoices. The amount (less negotiated discounts) of the advance payment was based upon the size, age and type of accounts being purchased, the quality of client documentation and the Company's judgment as to the payment history and creditworthiness of the obligors. The Company generated revenue through purchase discounts, which were negotiated on a client-by-client basis.

The Company's ABL product line provides asset-based loans to the Company's clients, primarily working capital and equipment loans, at negotiated spreads over the prime rate. In its ABL activities, the Company typically analyzes the accounts receivable collateral, obtains appraisals, based on liquidation value, of the other collateral offered and extends credit based upon a negotiated percentage of the appraised collateral values. Under investment policies in place prior to entering into the Forebearance Agreement, the Company targeted ABL relationships in the $1 million to $3 million range. At December 31, 1999, the Company had performing ABL Advances Receivables of $3.9 million, including the $1.5 million in participations acquired as part of the sale of the factoring portfolio. During January of 2000, a second ABL was paid off, with the proceeds paying the revolving bank line of credit in full. The Company has one remaining larger ($1.5 million) ABL. Due to the reduced level of liquidity because the
Company is operating without a bank line of credit, this client has been informed that its line of credit will not be renewed at its March 31, 2000 maturity date. Due to its lack of liquidity and reduced equity position, the Company has revised its lending policies and is targeting borrowing relationships in the $250 thousand range. The Company will continue to service its current accounts, and plans to reinvest the proceeds of collections of performing and nonperforming accounts in such new investments.

At December 31, 1999 and 1998, the Company had zero ($0) and $832 thousand in income taxes receivable, and zero ($0) and $4.0 million in deferred income taxes, respectively. Income taxes receivable represent the amounts of taxes refundable for the years then ended. The deferred income taxes represent
projected   decreases  in  taxes   payable  in  future  years  as  a  result  of
carryforwards at the end of each year. During 1999, the Company took an allowance of $4.0 million against deferred income taxes since it had become unlikely that the Company would realize these tax savings in the near future.

Other assets decreased 93.3%, to $44 thousand from $654 thousand at December 31, 1999 and 1998, respectively. This decrease was the result of a decrease in land and buildings held for resale.

The following table breaks down total revenue by type of transaction for the periods indicated and the percentage relationship of each type of transaction to total revenue.

                                                               For the Years Ended December 31,
                                                     1999                               1998
          Type of Revenue            Earned Revenue    Percent             Earned Revenue        Percent
------------------------------------ ---------------- ----------- --- ------------------------- -----------  --
Discount on purchased invoices            $1,555,359        43.0   %                $4,229,332        41.1   %
------------------------------------

------------------------------------
Earnings on advances receivable            1,659,871        45.8                     3,719,873        36.1
------------------------------------

------------------------------------
Earnings on purchased life
  insurance policies                               -           -                        15,000         0.1
------------------------------------

------------------------------------
Fees and other income                        406,106        11.2                     2,337,013        22.7
                                             -------  --    ----                     ---------        ----
------------------------------------

------------------------------------
Total revenue                             $3,621,336       100.0   %               $10,301,218       100.0   %
                                          ==========       =====                   ===========       =====


Total revenue decreased by 65% in 1999 versus 1998, to $3.6 million from $10.3 million. Within total revenue, discounts on purchased invoices decreased 63% in 1999 as compared to 1998. The Company sold its factoring portfolio in October 1999.

Earnings on advances receivable decreased by 55% in 1999 versus 1998. This was attributable to a significant reduction in performing loan balances. Fees and other income decreased 83% in 1999 as compared to 1998, to $406 thousand from $2.3 million, respectively. The decrease was because of the decrease in volume and the sale of the factoring portfolio.

The following table sets forth certain items of expense for the periods indicated and the percentage relationship of each item to total expenses in the period.

                                                                For the Years Ended December 31,
                                                                  1999                              1998
---------------------------------------- ----------------- ----------- ----- ---------------- ---------- ---------
            Type of Expense                   Amount        Percent              Amount        Percent
---------------------------------------- ----------------- ----------- ----- ---------------- ---------- ---------
Compensation and fringe benefits               $2,058,877       12.2    %         $3,447,656       17.3      %
----------------------------------------

----------------------------------------
General and administrative                      3,000,755        17.8              4,963,636       24.9
----------------------------------------

----------------------------------------
Interest expense                                1,293,217         7.7              1,903,336        9.6
----------------------------------------

----------------------------------------
Provision for credit losses                    10,177,825        60.3              9,598,503       48.2
----------------------------------------

----------------------------------------
Expenses from discontinued

  Operations                                       79,619         0.5                      -          -
----------------------------------------

----------------------------------------
Restructuring charge                              259,221         1.5
                                                  -------   ---------
                                                                                           -          -
----------------------------------------

----------------------------------------
Total expenses                                 $16,869,514              100.0     $19,913,131      100.0
                                               ===========              =====     ===========      =====

Compensation and fringe benefits decreased $1.4 million, or 40%, due to sale of the factoring portfolio and general downsizing of the business, offset by severance paid to several officers, which was not part of the restructuring.

General and administrative expense, in total, decreased $2.0 million, or 40%. The amounts in 1998 included approximately $1.0 million in proxy related professional fees and expenses. The remainder of the decrease was due to the downsizing of the Company.

Interest expense decreased $610 thousand, or 32%, due to decreases in the average amount outstanding under the Company's bank line of credit, partially offset by increases in interest rates under the forbearance agreement.

The provision for credit losses represented the largest category of expense as a component of revenue in 1999 and 1998. In 1999, the Company provisioned for losses on two large ABL's in the amount of approximately $9.2 million. The Company also provisioned an increase to the valuation allowance on the remaining life insurance policies by $710 thousand, and took a provision of $200 thousand against a client that filed bankruptcy in 1998.

During 1998, the Company had charge-offs of $9.6 million, while recovering or reclassifying $59 thousand. Of the charge-offs, approximately $5.3 million were related to accounts placed on non-performing status prior to 1998 and which continued to deteriorate in 1998, including $908 thousand related to the 1998 disposition at a loss of real estate collateral securing an advance and the deterioration of collections on health club notes, $1.3 million due to the bankruptcy of a major obligor during 1998, $890 thousand due to a decision rendered in 1998 adverse to the Company in a lawsuit, and $857 thousand due to the failure of a client during 1998. Of the $4.1 million of charge-offs related to loans placed on non-accrual status in 1998, $3.4 million related to a single client who filed for bankruptcy in 1998. Net charge-offs for 1998 of $9.5 million and the provision of $9.6 million resulted in an allowance for credit losses of $2.8 million, or 7.93% of receivables (net of earned income), exclusive of life insurance policies, outstanding as of December 31, 1998. None of the allowance at December 31, 1998 was allocated to non-performing accounts, which were carried at net realizable value of $3.0 million. The Company determines overall reserve levels based on an analysis which takes into account a number of factors including a determination of the risk involved with each individual client, plus additional considerations based on concentration and asset class.

In 1999 the Company charged-off $9.2 million, while recovering $536 thousand. The recoveries related primarily to clients that filed bankruptcy in 1998. At December 31, 1999, the allowance for losses, net of amounts allocated to impaired assets, was $329 thousand. This represents 8.31% of the performing ABL portfolio at December 31, 1999. As a percentage of the ABL loans the Company expects to continue to hold, the reserve was 46.27% at December 31, 1999. The Company believes that the allowance for credit losses is adequate in light of the risks inherent in the portfolio at year-end 1999.

The Company took a restructuring charge during the third quarter of 1999. The restructuring charge relates to the sale of the factoring portfolio and is comprised of employee severance pay, write-down or write-off of assets, and lease termination payments. As of December 31, 1999, the Company has not expended and continues to accrue $34 thousand related to lease termination payments. The Company continues to negotiate with various lessors of real and personal property and expects to conclude these negotiations by the end of the second quarter of 2000. While the Company expects the accrual to be adequate, there can be no assurance that the accrual will be sufficient and the Company may have to incur further expenses to terminate the leases in question.

Liquidity and Capital Resources

The Company's requirement for capital is a function of the level of its investment in receivables. The Company funds this investment through its working capital loan, convertible subordinated notes, and internally generated funds.

The Company was operating under a forbearance agreement negotiated with its bank lenders. As of December 24, 1999, the forbearance agreement expired. The line of credit availability at December 31, 1999 was zero ($0). Under the forebearance agreement, the interest rate on the line of credit was equal to the agent lender's base rate plus 2.25%. After the expiration of the agreement the rate charged was the agent lender's base rate plus 4.75%. The loan was repaid in full in January 2000. The Company may seek replacement financing.

To augment its working capital during the forebearance period the Company obtained a $1,000,000 working capital loan from Value Partners. The working capital loan bears a 10% rate of interest, which is payable quarterly, and repayment terms of 25% of collections of certain assets. The outstanding balance of the loan is due March 31, 2000. The Company may seek to extend the due date of the outstanding balance of the loan. As of December 31, 1999, the Company owed $799,772 on the working capital loan.

As of December 31, 1997, the Company had convertible subordinated notes (collectively the "Old Notes") outstanding with an aggregate principal of $5.0 million. The Old Notes were issued in exchange for 785,475 shares of the Company's common stock (currently held by the Company as treasury stock). The Old Notes (i) mature on September 30, 2000, (ii) bear interest at the prime rate plus 1.25% per annum (9.75% per annum at December 31, 1999), (iii) are convertible into common stock of the Company at $7.50 per share, and (iv) are subordinated in right of payment to the Company's secured revolving credit facility.

The Old Notes had a provision that upon the occurrence of certain "fundamental changes", the holders had the right to have these notes redeemed at par. The election of the new Board of Directors at the May 1998 shareholder meeting was deemed to have constituted a fundamental change under that provision. The
Company:

-  Advised all noteholders of their right to redeem the notes at par;
- Issued new convertible subordinated notes to Value Partners to provide the Company with a funding source to repurchase all notes tendered under the fundamental change provision;

-   Repurchased the tendered notes; and
- Offered all remaining noteholders, that were accredited investors, the opportunity to exchange their Old Notes for newly issued convertible subordinated notes.

The old noteholders tendered $2.9 million of Old Notes for repurchase at par. Additionally, Old Notes with a par of $1.7 million were exchanged for the new issue of Convertible Subordinated Notes.

During 1998, convertible subordinated notes were issued (collectively the "New Notes") that (i) have a maturity of September 30, 2003, (ii) bear interest at a fixed rate of 10% per annum, (iii) are not redeemable at the option of the Company, (iv) are convertible into the Company's common stock at $6.50 per share and (v) are subordinated in right of payment to the Company's secured revolving credit facility. The New Notes have financial covenants that are similar to, but less restrictive than, the covenants in the Company's revolving line of credit.

As of December 31, 1999, the Company had convertible subordinated notes (Old and New Notes) outstanding of $5.0 million. The Company was in default of the interest payment on the New Notes as of December 31, 1999.

The Company expended $181 thousand and $52 thousand on premises and equipment in 1999 and 1998, respectively, principally in connection with upgrades to computer equipment, office furniture and equipment. The Company funded such expenditures from internally generated funds or borrowings under the line of credit. The Company does not plan to continue to significantly enhance its management information systems.

Impact of Inflation

Management believes that inflation has not had a material effect on the Company's income, expenses or liquidity during the past two years. The Company's advances receivable bear interest at a combination of fixed and floating (base) rates, while the majority of its notes payable are at fixed rates. Therefore, an environment of falling interest rates could have adverse affects on the Company's net interest spread.

Item 7.  Financial Statements
See pages 18 to 43.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
On May 18, 1999, the Company dismissed Deloitte & Touche, LLP as the Company's auditors. The Company did not have any disagreement with the previous auditor as to any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The Form 8-K filed May 24, 1999 is hereby incorporated by reference. On March 14, 2000 the Company appointed McGladrey & Pullen, LLP as auditors. The Form 8-K filed March 14, 2000 is hereby incorporated by reference.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999. The information required by this item will be set forth under the caption "Election of Directors", under the caption "Executive Officers" and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement, which information is incorporated herein by reference thereto.

Item 10.  Executive Compensation

The information required by this item will be set forth under the caption "Executive Compensation" in the definitive proxy statement, which information is incorporated herein by reference thereto.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The  information  required  by this  item will be set  forth  under the  caption
"Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement, which information is incorporated herein by reference thereto.

Item 12.  Certain Relationships and Related Transactions

This information required by this item will be set forth under the caption "Certain Transactions" in the definitive proxy statement, which information is incorporated herein by reference thereto.

Item 13. Exhibits and Reports on Form 8-K
(a) 1. Financial Statements:                                   Page Number

The following financial statements are submitted:

Independent Auditors' Reports on Consolidated Financial

Statements and Schedule                                         18 - 19

Consolidated Balance Sheets as of December 31, 1999 and 1998    20

Consolidated Statements of Operations for the years ended
years ended December 31, 1999 and 1998                          21

Consolidated Statements of Shareholders' Equity for
the years ended December 31, 1999 and 1998                      22

Consolidated Statements of Cash Flows for the years
ended December 31, 1999 and 1998                                23 - 24

Notes to Consolidated Financial Statements                      25 - 42


2. Financial Statement Schedules

The following financial statement schedule is filed as part of this report:
Schedule IV Indebtedness to Related parties
for the years ended December 31, 1999 and 1998.                43

Schedules other than those listed above have been omitted since they are either not required or the information is included elsewhere in the financial statements or notes thereto.

Exhibit  3.  Articles of Incorporation and By-laws

Documents incorporated by reference - See Registration Statement on Form S-1, Registration No. 33-46748

Exhibit  4.  Instruments Defining the Rights of Security Holders

Documents incorporated by reference - See Registration Statement on Form S-1, Registration No. 33-46748

Documents incorporated by reference - See the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1995

Exhibit 10. Material Contracts

Waiver and Amendment No. 1 dated as of August 12, 1998 to Amended and Restated Revolving Credit and Security Agreement of May 12, 1997.

Waiver and Amendment No. 2 dated as of September 14, 1998 to amended and Restated Revolving Credit and Security Agreement of May 12, 1997.

Loan agreement with Value Partners, Ltd. dated August 20, 1999 for $1 million. Form 8-K filed September 7, 1999 is hereby incorporated by reference.

Forbearance agreement with bank lenders dated August 1, 1999. Form 8-K filed September 7, 1999 is hereby incorporated by reference.

Extension of the Forbearance Agreement dated August 1, 1999. Form 10-QSB for the period ending September 30, 1999 is hereby incorporated by reference.

Contract for sale of the factoring portfolio dated October 29, 1999. Form 10-QSB for the period ending September 30, 1999 is hereby incorporated by reference.

Exhibit 10.9 Employment Contracts

Employment and Compensation Agreement dated January 20, 1999 with Charles G. Johnson incorporated by reference to the Company's filing on Form 10-QSB for the quarter ended March 31, 1999.

Employment and Compensation Agreement dated September 1, 1998 with C. Fred Jackson incorporated by reference to the Company's filing on Form 10-QSB for the quarter ended September 30, 1998.

Exhibit 21.  Subsidiaries of the Company

Exhibit 27.  Financial Data Schedule

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Allstate Financial Corporation and subsidiaries
Arlington, Virginia

We have audited the accompanying consolidated balance sheet of Allstate Financial Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the 1999 information on the financial statement schedule listed in the Index at Item 13(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, the 1999 consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of Allstate Financial Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company has suffered recurring losses from operations and its line of credit available for working capital expires March 31, 2000. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGladrey & Pullen, LLP
Raleigh, NC

March 17, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Allstate Financial Corporation and subsidiaries
Arlington, Virginia

We have audited the accompanying consolidated balance sheet of Allstate Financial Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1998 listed in the Index at Item 13(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Financial Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche,LLP

Washington,D.C.
February 4,1999
(March 30, 1999 as to the obtaining of debt waivers described in Note F)

                                      ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,

------------------------------------------------------------------------------- ------------------------ --------------------
                                                                                                   1999                  1998
------------------------------------------------------------------------------- ------------------------ --------------------
                                          ASSETS

-------------------------------------------------------------------------------
Cash                                                                                          $ 353,962             $2,420,644
                                                                                              ---------             ----------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Purchased receivables                                                                         2,110,454             22,302,284
-------------------------------------------------------------------------------
Advances receivable                                                                           9,329,366             15,652,457
                                                                                              ---------             ----------
-------------------------------------------------------------------------------
                                                                                             11,439,820             37,954,741
-------------------------------------------------------------------------------
Less: Allowance for credit losses                                                           (4,316,399)            (2,799,931)
                                                                                            -----------             ----------
-------------------------------------------------------------------------------
Total receivables - net                                                                       7,123,421             35,154,810
                                                                                              ---------             ----------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Income tax receivable                                                                                 -                831,656
-------------------------------------------------------------------------------
Deferred income taxes                                                                                 -              3,960,946
-------------------------------------------------------------------------------
Furniture, fixtures and equipment, net                                                          151,375                166,400
-------------------------------------------------------------------------------
Other assets                                                                                     43,643                653,957
                                                                                                 ------                -------
-------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $7,672,401            $43,188,413
                                                                                             ==========            ===========
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
Accounts payable and accrued expenses                                                        $1,009,921             $1,081,655
-------------------------------------------------------------------------------
Credit balances of factoring clients                                                                  -              4,559,570
-------------------------------------------------------------------------------
Notes payable                                                                                 1,366,051             15,014,717
-------------------------------------------------------------------------------
Convertible subordinated notes                                                                4,954,000              4,958,000
                                                                                              ---------              ---------
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                             7,329,972             25,613,942
                                                                                              ---------             ----------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
-------------------------------------------------------------------------------
  Preferred stock, authorized 2,000,000 shares with
-------------------------------------------------------------------------------
    no par value; no shares issued or outstanding                                                     -                      -
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
  Common stock, authorized 10,000,000 shares with no par
-------------------------------------------------------------------------------
    value; 3,105,828 issued; 2,324,616 outstanding at December
-------------------------------------------------------------------------------
    31, 1999 and 2,324,083 outstanding at December 31, 1998,
-------------------------------------------------------------------------------
    Exclusive of shares held in treasury                                                         40,000                 40,000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
  Additional paid-in-capital                                                                 18,874,182             18,874,182
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
  Treasury stock, 781,212 shares at December 31, 1999
-------------------------------------------------------------------------------
    and 781,745 shares at December 31, 1998                                                 (4,967,472)            (4,986,520)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
  (Deficit) Retained earnings                                                              (13,604,281)              3,646,809
                                                                                           ------------              ---------
-------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                      342,429             17,574,471
                                                                                                -------             ----------
-------------------------------------------------------------------------------
                                                                                            $ 7,672,401            $43,188,413
                                                                                            ===========            ===========
------------------------------------------------------------------------------- ------------------------ --------------------

                 See Notes to Consolidated Financial Statements


                                      ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           For the Years Ended December 31, 1999
-------------------------------------------------------------------------------- ------------------------ --------------------
                                                                                                 1999                  1998

-------------------------------------------------------------------------------- ------------------------ --------------------
REVENUE

--------------------------------------------------------------------------------
  Earned discounts and interest                                                                $ 3,215,230            $7,964,205
--------------------------------------------------------------------------------
  Fees and other revenue                                                                           340,536             2,337,013
--------------------------------------------------------------------------------
  Revenue from discontinued operations                                                              65,570                     -
                                                                                                    ------            ----------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    TOTAL REVENUE                                                                                3,621,336            10,301,218
                                                                                                 ---------            ----------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
EXPENSES

--------------------------------------------------------------------------------
  Compensation and fringe benefits                                                               2,058,877             3,447,656
--------------------------------------------------------------------------------
  General and administrative                                                                     3,000,755             4,963,636
--------------------------------------------------------------------------------
  Interest expense                                                                               1,293,217             1,903,336
--------------------------------------------------------------------------------
  Provision for credit losses                                                                   10,177,825             9,598,503
--------------------------------------------------------------------------------
  Expenses from discontinued operations                                                             79,619                     -
--------------------------------------------------------------------------------
  Restructuring Charge                                                                             259,221                     -
                                                                                                   -------              ---------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    TOTAL EXPENSES                                                                              16,869,514            19,913,131
                                                                                                ----------            ----------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LOSS BEFORE INCOME TAX EXPENSE                                                                (13,248,178)           (9,611,913)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INCOME TAX EXPENSE (BENEFIT)                                                                     4,002,912           (3,556,400)
                                                                                                 ---------           -----------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET LOSS                                                                                     $(17,251,090)          $(6,055,513)
                                                                                             =============          ============
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET LOSS PER COMMON SHARE
--------------------------------------------------------------------------------
  Basic and  Diluted                                                                            $   (7.42)             $  (2.61)
                                                                                                ==========             =========
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING

--------------------------------------------------------------------------------
  Basic and  Diluted                                                                             2,324,616             2,322,222
                                                                                                 =========             =========
---------------------------------------------------------------------------------- ------------------------ --------------------

                 See Notes to Consolidated Financial Statements


                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

------------------------------- --------------- -------------------- -------------------- ------------------- -------------------
                                   Additional

                                    Common            Paid in             Treasury             Retained
                                    Stock            Capital               Stock              Earnings              Total
------------------------------- --------------- -------------------- -------------------- ------------------- -------------------
Balance - January 1, 1998              $40,000          $18,852,312         $(5,030,594)          $9,702,322         $23,564,040
-------------------------------
Amortization of Treasury                                                          28,084                                  28,084
Stock Costs
-------------------------------
Conversion of Convertible                                                         15,990                                  15,990
Subordinated Notes to 2,132
shares of common stock
-------------------------------
3,500 Options exercised                                      21,870                                                       21,870
-------------------------------
Net Loss                                     -                                                   (6,055,513)         (6,055,513)
                                  ------------  -------------------- --------------------       -----------         -----------
                                                                  -                    -
-------------------------------

-------------------------------
Balance - December 31, 1998             40,000           18,874,182          (4,986,520)           3,646,809          17,574,471
-------------------------------
Amortization of Treasury                                                          15,050                                  15,050
Stock Costs
-------------------------------
Conversion of Convertible                                                          3,998                                   3,998
Subordinated Notes to 533
shares of common stock
-------------------------------
Net Loss                                     -                    -                             (17,251,090)        (17,251,090)
                                   -----------  -------------------  -------------------        ------------        ------------

-------------------------------
Balance - December 31, 1999            $40,000          $18,874,182         $(4,967,472)       $(13,604,281)           $ 342,429
                                       =======          ===========         ============       =============           =========

                 See notes to Consolidated Financial Statements

                 ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31,

----------------------------------------------------------------------------------------------------------------------------
                                                                                          1999                 1998
----------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                                           $(17,251,090)         $(6,055,513)
      Adjustments to reconcile net loss
           to cash provided (used) by operating activities:
           Depreciation - net                                                                   69,759              112,334
           Impairment of software                                                                    -              218,202
           Loss on disposition of furniture, equipment, and
               Automobiles                                                                     113,895               49,487
           Provision for credit losses                                                      10,177,825            9,598,503
           Changes in operating assets and liabilities:
               Other assets                                                                    610,314            1,748,150
               Accounts payable and accrued expenses                                          (71,734)              661,299
               Income taxes receivable                                                         831,656                    -
               Deferred income taxes                                                         3,960,946          (3,976,142)
                                                                                             ---------          -----------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                           (1,558,429)            2,356,320
                                                                                           -----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of receivables and advances                                               (117,988,306)        (202,674,562)
      Collection and sale of receivables, including life insurance
           contracts, and advances                                                         135,841,870          197,126,096
      (Decrease)/Increase in credit balances of factoring clients                          (4,559,570)              834,314
      Sale of furniture, fixtures, and equipment                                                12,765                    -
      Purchase of furniture, fixtures and equipment                                          (181,394)             (52,183)
                                                                                             ---------             --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                            13,125,365          (4,766,335)
                                                                                            ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit                                                          82,768,908          100,417,016
      Proceeds from subordinated debt                                                                -            4,597,000
      Proceeds from working capital loan                                                     1,000,000                    -
      Principal payments on line of credit                                                (97,217,346)         (99,820,361)
      Principal payments on subordinated debt                                                  (4,000)          (4,613,000)
      Principal payments on working capital loan                                             (200,228)                    -
      Treasury stock acquisition costs                                                          19,048               28,084
      Options exercised                                                                                              21,870
                                                                                             ---------               ------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                          (13,633,618)              630,609
                                                                                          ------------              -------

NET DECREASE IN CASH                                                                       (2,066,682)          (1,779,406)

CASH, Beginning of period                                                                    2,420,644            4,200,050
                                                                                             ---------            ---------
                                                                                                                (Continued)


CASH, End of period                                                                          $ 353,962          $ 2,420,644
                                                                                             =========          ===========

      Interest paid                                                                         $1,295,214          $ 1,802,979
                                                                                            ==========          ===========
      Income taxes paid                                                                       $ 32,466            $ 419,742
                                                                                              ========            =========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
      Conversion of Factoring Clients to ABL Loans                                          $9,309,511               $    -
                                                                                            ==========               ======
      Issuance of common stock in exchange
           for convertible subordinated notes                                                 $  3,998             $ 15,990
                                                                                                                (Concluded)


                See Notes to Consolidated Financial Statements


                     [THIS SECTION INTENTIONALLY LEFT BLANK]

                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Allstate Financial Corporation and its subsidiaries (collectively, the "Company") conform to generally accepted accounting principles and the general practices within the financial services industry. Those policies that materially affect the determination of financial position, results of operations, and cash flows are summarized below. In preparing its financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates shown in the consolidated balance sheets and the statements of income. Actual results could differ significantly from those estimates. In the normal course of business, the Company encounters economic risks. Economic risk is comprised of interest rate risk, credit risk, and market risk. Interest rate risk is the risk that unfavorable discrepancies will occur between the rates of interest earned by the Company on its receivables portfolio and its own costs of borrowing funds in the market. Credit risk is the risk of default on the Company's purchased receivable and advance portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying purchased receivable and advance receivables and the valuation of the Company's owned real estate.

The determination of the allowance for credit losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 1999, the allowance for credit losses is adequate based on the information currently available. A worsening in the state of the general economy or a protracted economic decline could increase the likelihood of losses due to credit and market risks and could create the need for substantial additions to the allowance for credit losses.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material inter-company transactions. During 1999 due to the Company shedding significant assets, the Lifetime Options Inc. A Viatical Settlement Company subsidiary now comprises a significant portion of total assets.

Purchased and Advance Receivables and Allowance for Credit Losses

Purchased receivables consist of invoices and insurance claims, which have been purchased with or without recourse to the seller, and life insurance policies. Invoices are stated at the face amount outstanding, net of unearned discounts and participations. Insurance claims are stated at the agreed amount of the settlement assigned to the Company, net of unearned discounts. Life insurance policies are stated at the purchase price paid for the policies plus accrued earnings, net of an allowance based on management's estimate of the discounted present value of the expected cash flows from the contracts. Because most of the purchased life insurance policies are underwritten by highly rated insurance companies (and, in many cases, backed by state guaranty funds), management believes that credit risk is not material.

Advances Receivable are interest-bearing loans collateralized by clients' pledged assets and general liens and are stated at the aggregate principal amount outstanding plus accrued earnings.

The allowance for credit losses represents the provision charged to operations, less purchased receivables or advances receivables charged off, net of recoveries. The allowance for credit losses is maintained at a level that, in management's judgment, is sufficient to absorb losses inherent in the receivable portfolio. The allowance for credit losses is based upon management's review and evaluation of the receivable portfolio. Factors considered in the establishment of the allowance for credit losses include management's evaluation of specific receivables, the adequacy of underlying collateral, historical loss experience, expectations of future economic conditions and their impact on particular industries and individual clients, and other discretionary factors. The allowance for credit losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are typically reviewed quarterly and as adjustments become necessary, the effects of the change in estimates are charged against the allowance for credit losses in the period in which they become known. When any receivable becomes doubtful as to collection of discount or interest income, the account is placed on non-performing status and, in accordance with The Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure, is considered by management to be "impaired". When a receivable becomes non-performing the Company discontinues the accrual of earnings for financial statement purposes. If the Company determines that it is not likely to recover, from any source, the amount of its initial advance and the earned but unpaid discount or interest thereon, then the Company increases the allowance for credit losses or reduces the carrying value of the non-performing, receivable to its estimated fair value and makes a charge to its allowance for credit losses in an amount equal to the difference between the Company's investment in the non-performing receivable and its estimated fair value.

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

     Notes payable, consisting of adjustable and fixed rate notes, are recorded at book values, which approximate the respective fair values.

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


Revenue from discontinued operations

Revenue from discontinued operations includes amounts received and accrued from the purchaser of the Company's previous factoring clients. The amounts are calculated by the purchaser as a percentage of net interest income and remitted monthly in arrears.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liablities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                     [THIS SECTION INTENTIONALLY LEFT BLANK]


B.       RECEIVABLES

Receivables consist of the following at December 31:
---------------------------------------------- ----------------------- ------------------------
                                                        1999                    1998
---------------------------------------------- ----------------------- ------------------------
Invoices and insurance claims                               $ 234,445              $23,731,826
----------------------------------------------
  Less: Unearned discount                                    (13,953)              (3,299,175)
----------------------------------------------
  Less: Participations                                              -                (759,424)
----------------------------------------------
Life Insurance policies                                     1,889,962                2,629,057
                                                            ---------                ---------
----------------------------------------------

----------------------------------------------
Total Purchased receivables - net                          $2,110,454              $22,302,284
                                                           ==========              ===========
----------------------------------------------

----------------------------------------------
Advances receivable                                       $10,073,989              $16,288,673
----------------------------------------------
  Less: Unearned discount                                           -                (636,216)
----------------------------------------------
  Less: Participations                                      (744,623)                        -
                                                            ---------           --------------
----------------------------------------------

----------------------------------------------
Total Advances receivable - net                            $9,329,366              $15,652,457
                                                           ==========              ===========
----------------------------------------------


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

Changes in the allowance for credit losses were as follows:

-------------------------------------------------------------- ---------------------------

-------------------------------------------------------------- ---------------------------
BALANCE, January 1, 1998                                                        2,738,931
--------------------------------------------------------------
Provision for credit losses                                                     9,598,503
--------------------------------------------------------------
Receivables charged off                                                       (9,596,124)
--------------------------------------------------------------
Recoveries                                                                         58,621
                                                                                   ------
--------------------------------------------------------------

--------------------------------------------------------------
BALANCE, December 31, 1998                                                      2,799,931
--------------------------------------------------------------
Provision for credit losses                                                    10,177,825
--------------------------------------------------------------
Receivables charged off                                                       (9,197,053)
--------------------------------------------------------------
Recoveries                                                                        535,696
                                                                                  -------
--------------------------------------------------------------

--------------------------------------------------------------
BALANCE, December 31, 1999                                                     $4,316,399
                                                                               ==========

Impaired loans recognized in conformity with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires the Company to measure the value of each impaired loan based on the present value of its expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent; as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which allows the Company to use existing methods for recognizing interest income on impaired loans, are as follows:

                                                                                  December 31,
------------------------------------------------------------------ ------------------ ------------------
                                                                          1999               1998
------------------------------------------------------------------ ------------------ ------------------
Total recorded investment in impaired loans                               $5,354,476         $2,633,856
------------------------------------------------------------------

------------------------------------------------------------------
Amount of recorded  investment in impaired  loans for which there
is no related allowance                                                     $367,455         $2,633,856
------------------------------------------------------------------

------------------------------------------------------------------
Amount of recorded  investment in impaired  loans for which there
is a related allowance                                                    $4,987,021                  -
------------------------------------------------------------------

------------------------------------------------------------------
Related allowance for impaired loans                                      $3,987,021                  -
------------------------------------------------------------------ ------------------ ------------------

The average recorded investment in impaired loans during 1999 and 1998 was $7,809,301 and $2,065,105, respectively.

See note J-Financial obligations with off-balance sheet risk and credit concentrations.


C. FURNITURE, FIXTURES AND EQUIPMENT

The Company's investment in furniture, fixtures, and equipment consists of the following:


                                                                                         December 31,
------------------------------------------------------------ -------------------- ----------------------
                                                                    1999                  1998
------------------------------------------------------------ -------------------- ----------------------

------------------------------------------------------------
Furniture, fixtures and equipment                                       $447,800              $ 634,296
------------------------------------------------------------
Automobiles                                                                    -                 21,290
------------------------------------------------------------
Less:  Accumulated depreciation                                        (296,425)              (489,186)
                                                             -         ---------              ---------
------------------------------------------------------------
                                                                        $151,375              $ 166,400
                                                                        ========              =========

Furniture, fixtures and equipment is pledged as collateral under a revolving line of credit (see Note F).

                     [THIS SECTION INTENTIONALLY LEFT BLANK]

D. OTHER ASSETS

     Other assets consist of:
                                                                           December 31,
------------------------------------------------- ------------------------------ ---------------------------
                                                              1999                          1998
------------------------------------------------- ------------------------------ ---------------------------
Land held for sale                                                        $   -                    $375,000
-------------------------------------------------
Condominium held for sale                                                     -                     172,575
-------------------------------------------------
Employee advance                                                              -                       6,000
-------------------------------------------------
Prepaid expenses                                                              -                      42,602
-------------------------------------------------
Miscellaneous receivables                                                43,643                      57,780
                                                                         ------                      ------
-------------------------------------------------
                                                                        $43,643                    $653,957
                                                                        =======                    ========
------------------------------------------------- ------------------------------ ---------------------------

E. CREDIT BALANCES DUE CLIENTS

At December 31, 1999 and 1998, credit balances of factoring clients consisted of: (i) a holdback reserve of zero ($0) and $3,139,873, respectively, which is payable to clients upon the collection of receivables, (ii) a factors reserve of zero ($0) and $7,250 in 1999 and 1998 (which represents amounts due to factoring clients subject to contractual limitation) and (iii) cash collateral of zero ($0) and $1,412,447, respectively.

F. NOTES PAYABLE AND CONVERTIBLE SUBORDINATED NOTES

Notes payable consist of:                                                        December 31,
-------------------------------------------------------------------- ----------------- --------------------
                                                                           1999               1998
-------------------------------------------------------------------- ----------------- --------------------
Notes payable; due on demand;
 interest payable at1/4% over prime;
 unsecured                                                                     $    -            $  14,717
--------------------------------------------------------------------
Revolving line of credit; due immediately, interest at prime plus
 4.75% and .5%,in 1999 and 1998, respectively
                                                                              566,279           15,000,000
--------------------------------------------------------------------
Note payable, due March 31, 2000, interest at 10%, unsecured
                                                                              799,772

                                                                                                         -
--------------------------------------------------------------------

--------------------------------------------------------------------
  Total notes payable                                                      $1,366,051          $15,014,717
                                                                           ==========          ===========
--------------------------------------------------------------------

--------------------------------------------------------------------
Convertible Subordinated Notes; due September 30,
  2000; interest payable at 1.25% over prime;
  unsecured                                                                  $357,000             $361,000
--------------------------------------------------------------------

--------------------------------------------------------------------
Convertible Subordinated Notes; due September 30,
  2003; interest payable at 10% fixed; unsecured                            4,597,000            4,597,000
                                                                            ---------            ---------
--------------------------------------------------------------------
  Total convertible subordinated notes                                     $4,954,000           $4,958,000
                                                                           ==========           ==========

At December 31, 1999 and 1998, the prime rate was 8.50% and 7.75%, respectively.

Aggregate annual principal payments on notes payable for the five years subsequent to December 31, 1999, are as follows:

-------------------------------------------------------------------- --------------------------------------
                     Years Ending December 31,                                      Amount

-------------------------------------------------------------------- --------------------------------------

--------------------------------------------------------------------
     2000                                                                                      $ 1,723,051
--------------------------------------------------------------------
     2001                                                                                                -
--------------------------------------------------------------------
     2002                                                                                                -
--------------------------------------------------------------------
     2003                                                                                        4,597,000
--------------------------------------------------------------------
     2004                                                                                                -
                                                                                                         -
--------------------------------------------------------------------
    Total                                                                                       $6,320,051
                                                                                                ==========
-------------------------------------------------------------------- --------------------------------------

As of December 31, 1998, the Company had $1,217,407 available under a $25,000,000 million secured revolving line of credit from a group of banks. The revolving line of credit contained various sub facilities that limited its use. The entire facility could be used for borrowing to finance the purchase of invoices or advances secured by accounts receivable. However, the Company could
(i) borrow only $5,000,000 collateralized by advances secured by machinery and equipment, (ii) borrow only $2,500,000 collateralized by advances secured by inventory, and (iii) issue only up to $5,000,000 of Letters of Credit. Borrowings under the credit facility bore interest at a spread over the bank's base rate or a spread over LIBOR, at the Company's election. The Company was subject to covenants that are typical in revolving credit facilities of this type. At December 31, 1998, the Company was in default of the covenants, which related to interest coverage and the maximum amount of funds which may be advanced to any one client. Waivers of the defaults were received from the members of the bank group.

As of December 31, 1999, the Company was operating under a forbearance agreement negotiated with its bank lenders. As of December 24, 1999, the forbearance agreement expired. The line of credit availability at December 31, 1999 was zero. The interest rate on the line of credit was equal to the agent lender's base rate plus 4.75%. The loan was repaid in full in January 2000. The Company may seek replacement financing.

To augment its working capital during the forebearance period the Company obtained a $1,000,000 working capital loan from Value Partners. The working capital loan bears a 10% rate of interest, which is payable quarterly, and repayment terms of 25% of collections of certain assets. The outstanding balance of the loan is due March 31, 2000. The Company may seek to extend the due date of the outstanding balance of the loan. As of December 31, 1999, the Company owed $799,772 on the working capital loan.

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

The Old Notes had a provision that upon the occurrence of certain "fundamental changes", the holders had the right to have these notes redeemed at par. The election of the new Board of Directors at the May 1998 shareholder meeting was deemed to have constituted a fundamental change under that provision. The
Company:

- Advised all noteholders of their right to redeem the notes at par.

- Issued new convertible subordinated notes to Value Partners to provide the Company with a funding source to repurchase all notes tendered under the fundamental change provision.

- Repurchased the tendered notes.
- Offered all remaining noteholders, that were accredited investors, the opportunity to exchange their Old Notes for newly issued convertible subordinated notes.

The old noteholders tendered $2,896,000 of Old Notes for repurchase at par. Additionally, Old Notes with a par of $1,701,000 were exchanged for the new issue of convertible subordinated notes.

During 1998, convertible subordinated notes were issued (collectively the "New Notes") that (i) have a maturity of September 30, 2003, (ii) bear interest at a fixed rate of 10% per annum, (iii) are not redeemable at the option of the Company, (iv) are convertible into the Company's common stock at $6.50 per share and (v) are subordinated in the right of payment to the Company's secured revolving credit facility. The New Notes have financial covenants that are similar to, but less restrictive than, the covenants in the Company's revolving line of credit. At December 31, 1999, the Company was in default of several of the covenants of the New Notes. The Company is negotiating with the debt holders to resolve these defaults. There can be no assurance that an agreement will be reached.

As of December 31, 1999 and 1998, the Company had convertible subordinated notes (Old and New Notes) outstanding of $4,954,000 and $4,958,000, respectively.

G. STOCK OPTION AND BENEFIT PLAN

Stock Option Plans

In October 1995, FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This Statement gives the Company the option of either:
1)continuing to account for stock options and other forms of stock compensation paid to employees under the current accounting rules (APB No. 25, Accounting for Stock Issued to Employees) while providing the disclosures required under SFAS No. 123, or 2) adopting SFAS No. 123. The Company continues to account for stock options under APB No. 25 and provides the additional disclosures as required by SFAS No. 123.

Qualified Plan

The Company has reserved 275,000 shares of common stock for issuance under its qualified stock option plan, which expires February 7, 2000. Options to purchase common stock are granted at a price equal to the fair market value of the stock at the date of grant or 110% of fair market value of the stock at the date of grant for stockholders owning 10% or more of the combined voting stock of the Company. The following table summarizes qualified stock option transactions for the years ended December 31, 1999 and 1998.

-------------------------------------------------- ------------------- --------------------------------------
                                                   Number of Options               Option Price
                                                                                     Per Share
-------------------------------------------------- ------------------- --------------------------------------
Outstanding, January 1, 1998                                  148,800                         $5.37 to $7.75
--------------------------------------------------
Granted                                                        30,200                         $5.00 to $7.75
--------------------------------------------------
Exercised                                                     (3,500)                         $5.62 to $6.50
--------------------------------------------------
Forfeited or expired                                         (57,900)                        $5.62 to $14.00
                                                             --------
--------------------------------------------------

--------------------------------------------------
Outstanding, December 31, 1998                                117,600                         $5.00 to $7.75
--------------------------------------------------
Granted                                                        95,000                         $4.00 to $6.54
--------------------------------------------------
Exercised                                                           -                                      -
--------------------------------------------------
Forfeited or expired                                        (112,000)                         $4.00 to $7.75
                                                            ---------
--------------------------------------------------

--------------------------------------------------
Outstanding, December 31, 1999                                100,600                         $4.00 to $6.50
                                                              =======
--------------------------------------------------
Exercisable, December 31, 1999                                 90,501
                                                               ======

Non-Qualified Plan

The Company has reserved 150,000 shares of common stock for issuance under its non-qualified stock option plan, which expires February 7, 2000. Options to purchase shares of common stock are granted at a price equal to the fair value of the stock at the date of grant except in the case of options granted to directors, in which case the minimum price is the greater of $7.00 and 110% of fair value at the time of grant. The following table summarizes non-qualified stock option transactions from 1998 through 1999:

-------------------------------------------------- ------------------- --------------------------------------
                                                   Number of Options               Option Price
                                                                                     Per Share

-------------------------------------------------- ------------------- --------------------------------------
Outstanding, January 1, 1998                                   69,000                        $7.00 to $14.00
--------------------------------------------------
Granted                                                        35,000                                  $7.00
--------------------------------------------------
Forfeited or expired                                          (2,000)                                 $14.00
                                                              -------
--------------------------------------------------

--------------------------------------------------
Outstanding, December 31, 1998                                102,000                                  $7.00
--------------------------------------------------
Granted                                                        30,000                                  $7.00
--------------------------------------------------
Forfeited or expired                                         (67,000)                                  $7.00
                                                             --------
--------------------------------------------------

--------------------------------------------------
Outstanding, December 31, 1999                                 65,000                                  $7.00
                                                               ======
--------------------------------------------------
Exercisable, December 31, 1999                                 65,000                                  $7.00
                                                               ======

Qualified and Non-Qualified Plans

The table below summarized the option activity for both plans for the years ended December 31:

------------------------------------------------------------- -------------------- -----------------
                                                                     1999                1998
------------------------------------------------------------- -------------------- -----------------

-------------------------------------------------------------
Outstanding at January 1                                                  219,600           217,800
-------------------------------------------------------------
Granted                                                                   125,000            65,200
-------------------------------------------------------------
Exercised                                                                       -           (3,500)
-------------------------------------------------------------
Forfeited or expired                                                    (179,000)          (59,900)
                                                                        ---------          --------
-------------------------------------------------------------
Outstanding at December 31                                                165,600           219,600
                                                                          =======           =======
-------------------------------------------------------------
Exercisable at December 31                                                155,501           151,201
                                                                          =======           =======

The weighted average fair value at date of grant for options granted during 1999 and 1998 was $1.85 and $0.98, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with an expected option life of 1.5-3.0 years and 2.5 years in 1999 and 1998, respectively, and the following weighted average assumptions, respectively, for 1999 and 1998: dividend yield - none either year; interest rate - 6.29% and 6.86%; volatility 65.00% and 38.00% for the respective year.

Weighted average option exercise price information (both plans) for years ended December 31:

------------------------------------------------------------ -------------------- -----------------
                                                                    1999                1998
------------------------------------------------------------ -------------------- -----------------
Per Share

Outstanding at January 1                                                   $6.37             $6.24
------------------------------------------------------------
  Granted                                                                   5.76              5.01
------------------------------------------------------------
  Exercised                                                                    -              6.25
------------------------------------------------------------
  Forfeited or Expired                                                      6.26              5.76
                                                             -              ----              ----
------------------------------------------------------------

------------------------------------------------------------
Outstanding at December 31                                                 $5.84             $6.37
                                                                           =====             =====
------------------------------------------------------------

------------------------------------------------------------
Exercisable at December 31                                                 $5.94             $6.49
                                                                           =====             =====

The Company's net loss would have increased by $166,614 or $0.07 per share basic and dilutive for 1999, in stock-based compensation cost for the Company's qualified and non-qualified stock option plans if the plan had been determined based on the fair value at the grant dates for awards under the plans. The Company's net loss would have been increased by $88,335 or $0.04 per share basic and dilutive for 1998.

Retirement Plan

Effective January 1, 1990, the Company adopted the Allstate Financial Corporation 401(k) Retirement Plan (the "Plan") for the benefit of the Company's employees. The Plan provides for the deferral of up to 15% of a participating employee's salary, subject to certain limitations, and a discretionary contribution by the Company. The Company's contribution is allocated to participating employees based on relative compensation. The Company's contribution for the years ended December 31, 1999 and 1998 was zero ($0) and $46,701, respectively. During 1999, the plan was terminated and all monies were distributed.

Effective April 1, 1999, the Company became a participant in a nationally managed 401(k) plan (1999 plan) for the benefit of the Company's employees. The 1999 plan provides for the deferral of up to 17% of a participant's salary, subject to certain annual limitations, and a matching contribution of up to 3% by the Company. The Company's contribution for the year ended December 31, 1999 was $18,233.

H. INCOME TAXES

Income tax expense (benefit) consists of:

                                                                   Years Ended December 31,
    ----------------------------------------------------- ------------------------- --------------------
                                                                     1999                  1998
    ----------------------------------------------------- ------------------------- --------------------
    Federal:
    -----------------------------------------------------
      Current                                                             $ 32,466            $  45,187
    -----------------------------------------------------
      Deferred                                                           3,683,680          (3,366,887)
                                                                         ---------          -----------
    -----------------------------------------------------
                                                                         3,716,146          (3,321,700)
                                                                         ---------          -----------
    -----------------------------------------------------

    -----------------------------------------------------
    State:
    -----------------------------------------------------
      Current                                                                9,500                    -
    -----------------------------------------------------
      Deferred                                                             277,266            (234,700)
                                                                           -------            ---------
    -----------------------------------------------------
                                                                           286,766            (234,700)
                                                                           -------            ---------
    -----------------------------------------------------

    -----------------------------------------------------
    Total income tax expense (benefit)                                  $4,002,912         $(3,556,400)
                                                                        ==========         ============
    -----------------------------------------------------

    -----------------------------------------------------
    Tax (benefit) expense at statutory rate                           $(4,504,040)         $(3,268,050)
    -----------------------------------------------------
    Change in (benefit) expense resulting from:
    State income taxes, net of Federal income
    tax effect                                                           (428,023)            (154,903)
    -----------------------------------------------------
    Valuation Allowance                                                  9,232,642
    -----------------------------------------------------
    Other                                                               (297,667)            (133,447)
                                                                         ---------            ---------
    -----------------------------------------------------
                                                                        $4,002,912         $(3,556,400)

    -----------------------------------------------------

    -----------------------------------------------------

    -----------------------------------------------------
    Effective tax rate                                                       37.0%                37.0%
                                                                            =====                 =====



                     [THIS SECTION INTENTIONALLY LEFT BLANK]


    The deferred tax asset consists of:

                                                                                 December 31,
    --------------------------------------------------------- --------------------- ----------------
                                                                       1999               1998
    ------------------------------------------------             ------------------ ----------------
    Deferred tax asset:
    ---------------------------------------------------------
    Operating Loss Carryforwards                                         7,506,082        2,750,273
    ---------------------------------------------------------
     Allowance for credit losses                                        $1,726,560       $1,124,030
    ---------------------------------------------------------
     Fixed assets                                                                            86,644
                                                                     -------------           ------
    ---------------------------------------------------------
                                                                         9,232,642        3,960,946
    ---------------------------------------------------------
    Valuation allowance                                                (9,232,642)
                                                                                                  -
    ---------------------------------------------------------
                                                                                                  -
                                                                           $     -       $3,960,946
                                                                           =======       ==========
    ---------------------------------------------------------
    Total

The Company has reduced all deferred tax assets to zero by utilizing a valuation allowance because the deferred tax assets more than likely will not be realized.

The Company's net operating loss ("NOL") at December 31, 1999, amounted to $18,765,205. The Company's use of the NOL's prior to the expirations of their carry-forward periods may be limited by the provisions of Section 382 of the Internal Revenue Code of 1986 ("the Code"), if it is determined that it has undergone a change of ownership, as defined by the section. The carry-forward period associated with the NOL expires according to the following schedule:

              ------------------------------ ---------------------------------
                    Year of expiration                     Amount

              ------------------------------ ---------------------------------
              ------------------------------ ---------------------------------
                        2018                                     $6,875,682
                        2019                                     11,889,523
                                           -                     ----------
                        Total                                   $18,765,205
                                                                ===========
              ------------------------------ ---------------------------------


I.       RELATED-PARTY TRANSACTIONS

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

Value Partners, Ltd., was paid approximately $314,000 and $207,000 in 1999 and 1998, respectively, ininterest on convertible subordinated notes.Value Partners, Ltd. held convertible subordinated notes of $4,197,000 at December 31, 1999 and

1998. In addition, the Company owes Value Partners, Ltd., interest of $104,000 that was due December 31, 1999. As stated in Note F, the Company is working with the holders of the New Notes to resolve this default situation. There can be no assurance that an agreement will be reached.

In September 1999, Value Partners, Ltd. made a $1 million loan to the Company. The note bears interest at 10%, payable quarterly, and is due in full on March 31, 2000. Also, the Company is required to made principal payments on this debt as certain assets are received in cash. Value Partners, Ltd. received $12,161 in intereston this loan during 1999. As of December 31, 1999 the loan balance was $799,772.


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

The Company's maximum exposure to credit loss under financial obligations with off-balance sheet risk is represented by the contractual or notional amount of these obligations. The Company uses the same credit policies in making conditional commitments and incurring contingent obligations as it does for on-balance sheet obligations. These commitments have fixed expiration dates or other termination clauses and usually require payment of a fee by the client. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company receives collateral to secure letters of credit and guarantees. The Company no longer engages in this line of business.

Financial obligations whose contract or notional amounts represent credit risk are as follows:

                                             December 31,

                                    1999                   1998
      --------------------- --------------------- ------------------------
Conditional Commitments
to purchase Receivables         $     -              $47,810,000
                                =======              ===========



For the year ended December 31, 1999, three clients accounted for 25.8% of the Company's total earned discounts and interest. Two of these clients were written-off during 1999 and the third client paid off all outstanding balances prior to the end of 1999. At December 31, 1999, two clients accounted for 51.53% of the Company's total receivables. One of these clients is classified as non-performing and the Company has allocated specific reserves for this client.

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

K.       NET INCOME PER SHARE

In March 1997, FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 supersedes APB No. 15 to conform earnings per share to international standards as well as to simplify the complexity of the computation under APB No. 15. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. For the years ending December 31, 1999 and 1998, there is no difference between the basic and diluted earnings per share.

The following table details the calculation of the basic and diluted earnings per share.





-------------------------------------------- -------------------- ----------------------- ------------------
                                                Income (Loss)      Shares (Denominator)       Per-Share
                                                                          -------------
                                                 (Numerator)                                    Amount
-------------------------------------------- -------------------- ----------------------- ------------------

Year Ended December 31, 1998
--------------------------------------------
Basic EPS

 Net (loss)                                         $(6,055,513)               2,322,222            $(2.61)
--------------------------------------------
Effect of dilutive securities
 Stock options                                                 -                       -

                                                                                                          -
--------------------------------------------
Diluted EPS
 Net (loss) plus assumed
 Conversions                                       $(6,055,513)                2,322,222            $(2.61)
                                                   =============               =========            =======
--------------------------------------------

Year Ended December 31, 1999
--------------------------------------------
Basic EPS

 Net (loss)                                        $(17,251,090)               2,324,616            $(7.42)
--------------------------------------------
Effect of dilutive securities
 Stock options                                                 -                       -

--------------------------------------------
Diluted EPS
 Net (loss) plus assumed
 Conversions                                       $(17,251,090)               2,324,616            $(7.42)
                                                   =============               =========            =======


During 1999 and 1998, respectively, there were various options to purchase 165,600 and 103,700 shares of common stock which were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

The Company incurred net losses for the years ended December 31, 1999 and 1998. Since the inclusion of stock options in the computation of diluted EPS would have had an antidilutive effect, the common shares associated with the options were excluded from the computation.

The convertible subordinated notes, which convert into the Company's common stock at $6.50 and $7.50 per share, were also excluded from the computation of the diluted EPS because the conversion price was greater than the market price at any given point during which they were outstanding for the two years ended December 31, 1999.

L. COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases with Consumer Price Index escalations and rental escalations based on increases in base operating expenses as defined in the agreements. The Company's headquarters lease was renegotiated during 1995 and extended for six years to December 1, 2001 at a reduced rental. The Company also pays rent for storage space and office equipment. The Company is currently negotiating with the landlord to reduce or eliminate the space the Company is occupying. There can be no assurance that the situation will be resolved.

     Future minimum rental payments are as follows:

       ----------------------------------------- ------------------------
                        Years Ending December 31, Amount

       ----------------------------------------- ------------------------
                                  2000 $215,000
                    -----------------------------------------
                                  2001  189,000
                    -----------------------------------------
                                  2002        -
                    -----------------------------------------
                                  2003        -
                    -----------------------------------------
                                  2004        -
                                     ----------
                              total    $404,000
                                       ========
       ----------------------------------------- ------------------------

Rental expense for the years ended December 31, 1999 and 1998 was $184,768 and $330,226, respectively.

The Company is a counterclaim defendant in Allstate Financial Corporation v. A.G. Construction, Inc. (n/k/a A.G.Plumbing, Inc.), American General Construction Corp., Adam Guziczek and Cheryl Lee Guziczek (hereinafter collectively referred to as "AG") pending in the United States Bankruptcy Court for the Southern District of New York. In a 1993 action the Company undertook an attempt to recoveragainst AG. An answer and counterclaim was filed against the Company. The counterclaim asserted claims for usury, diversion of proceeds of public improvement contracts, and overpayments to the Company by AG in excess of $2,000,000 (hereinafter the "Counterclaims").No specific damage claims amount was set forth in the Counterclaims.

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

M.       UNCERTAINTIES

The Company has incurred net losses of $17 million and $6 million in the years ending December 31, 1999 and 1998, respectively. During the last four years, the Company has incurred severe loan losses that caused the Company's bank lenders to restrict the line of credit and request repayment. The Company was forced to sell assets to comply with the lenders' request. The need to use the proceeds of sales to repay the bank lenders made it impractical for the Company to solicit and make loans to new clients. The Company is also in default on its New Notes, and has outstanding litigation (see Note L) which presents additional contingent liabilities.

In response to this situation, the Company has taken several steps in an effort to return the Company to profitability. The Company has consummated the sale of the factoring portfolio and certain ABL loans, reduced staffing and other expenses, repaid the bank lenders, and moved to smaller office space.

The Company is also developing a strategic turnaround plan (the "Plan") that contemplates, among other things, a recapitalization of the Company in the form of the exchange of the New Notes for common stock. The board of directors has appointed a committee of outside directors to negotiate with the holders of the New Notes over the terms of the exchange.

Other major elements of the Plan include:

o A limitation on transfers of common stock by existing or potential holders of over 4.9% of outstanding shares, thereby helping to preserve the NOL's for future use.

o An increase in the number of authorized shares to facilitate the conversion and enable the Company to consider possible acquisitions of, or business combinations with, firms in financial services involving the issuance of new shares.

o The possible re-incorporation of the Company under Delaware law to take advantage of provisions favorable to the Plan.

The Company has held preliminary discussions with Value Partners, Ltd., a large shareholder of the Company and the holder of a majority of the New Notes, with respect to the Plan.Value Partners is supportive of the of the major elements of the Plan and has encouraged the company to finalize the details and present the Plan for approval by the Board and recommendation to the shareholders the annual meeting. The actual exchange rate at which the New Notes will be converted into common stock will be negotiated by the committee of the board of directors. In addition, the final terms of the Plan will depend in part upon an analysis of the effects of Section 382 of the Code and the preservation of the Company's NOL carry-forwards. See Note H - Income Taxes.

Certain elements of the plan will require shareholder approval and will be presented to the shareholders for a vote at the Company's annual meeting. The board of directors has postponed the date of the annual meeting in order to allow sufficient time for the Plan to be finalized. The Company believes that when the Plan is approved by the shareholders and implemented, the Company will be positioned for future growth. The Company believes the conversion of the New Notes to equity will reduce the Company's interest costs and position it to more effectively obtain new senior funding to expand its loan portfolio. The satisfactory completion of the Plan is essential, as the Company has insufficient cash flow to service the interest payments on the New Notes.

However, there can be no assurance that the Plan will be approved by the shareholders, that the final terms of the conversion can be agreed upon, that the Company will be successful in redeploying the amounts it currently has invested in nonperforming assets into new ABL relationships, or that new financing will be obtained.

If the plan can be accomplished, management believes that the Company will continue as a going concern.

                     [THIS SECTION INTENTIONALLY LEFT BLANK]


                                   SCHEDULE IV

                         INDEBTEDNESS TO RELATED PARTIES

------------------------------------------- ------------------- ------------------ --------------- -------------------
                                                Balance at                                            Balance at
                                              Beginning of                            Amounts            End of
Name of Creditor                                   Period          Additions              Paid           Period
------------------------------------------- ------------------- ------------------ --------------- -------------------
Year Ended December 31, 1999:
-------------------------------------------

-------------------------------------------
  All directors and officers as a
-------------------------------------------
    Group                                            $ 102,000             $    -          $    -           $ 102,000
-------------------------------------------
  Value Partners, Ltd.                               4,197,000          1,000,000         200,228           4,996,772
                                            -        ---------          ---------         -------           ---------
-------------------------------------------
                                                    $4,299,000         $1,000,000        $200,228          $5,098,772
                                                    ==========         ==========        ========          ==========
-------------------------------------------

-------------------------------------------
Year Ended December 31, 1998:
-------------------------------------------

-------------------------------------------
  All directors and officers as a
-------------------------------------------
    Group                                               $    -          $ 102,000            $  -           $ 102,000
-------------------------------------------
  Various other related parties                        156,216                            157,098                  --
                                                                              882

-------------------------------------------
  Value Partners, Ltd.                               1,301,000          2,896,000              --           4,197,000
                                                     ---------          ---------          ------           ---------
-------------------------------------------
                                                    $1,457,216         $2,998,882        $157,098          $4,299,000
                                                    ==========         ==========        ========          ==========






                     [THIS SECTION INTENTIONALLY LEFT BLANK]

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATE FINANCIAL CORPORATION

By: _______/s/_______
     Charles G. Johnson
     President and CEO

In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

           ________/s/_________Charles G. Johnson

Date    March 30, 2000         President, Chief Executive Officer, Director

            _______/s/_________C. Fred Jackson

Date    March 30, 2000          Secretary/Treasurer, Chief Financial Officer

            _______/s/_________David W. Campbell
Date    March 30, 2000         Chairman, Director

           ________/s/________ William H. Savage
 Date    March 30, 2000         Director

            _______/s/_________Edward A. McNally
Date    March 30, 2000           Director

           ________/s/_________Lindsay B. Trittipoe
Date    March 30, 2000           Director

           ________/s/_________C. Scott Bartlett
Date    March 30, 2000           Director

           ________/s/_________Steven Lefkowitz
Date    March 30, 2000           Director