Form 10KSB/A
period 1999-12-31
ALLSTATE FINANCIAL CORP /VA/
filed 2000-04-28
CIK 852220

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

     Amended annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                             Commission File Number

                                     0-17832

                         Allstate Financial Corporation

                 (Name of Small Business Issuer in Its Charter)

                         Virginia              54-1208450
                ------------------------- -------------------
      (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)       Identification No.)


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

The Company's independent auditors issued an unqualified audit opinion and stated that the recurring losses from operations and the March 31, 2000 expiration of the working capital loan raise substantial doubt about the Company's ability to continue as a going concern. The Company is developing a strategic turnaround plan which, if successfully implemented, management believes will enable the Company to continue as a going concern. This plan, which has not yet been finalized and which will be subject to shareholder approval, is discussed in Note M of the notes to the Consolidated Financial Statements contained herein. There can be no assurance that (1) the final terms of the plan can be agreed upon with the holders of the Company's convertible subordinated notes, (2) the Company's shareholders will approve the plan,(3)the plan will be successfully implemented,(4) new financing will be obtained, or (5) the Company will be able to continue as a going concern.

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

Item 7.  Financial Statements
See pages 26 to 51.

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

Part III

     Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons:
Compliance with Section 16(a) of the Exchange Act


Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its current officers, directors, and 10% shareholders were complied with during 1999.

Item 10.  Executive Compensation

Summary Compensation Table

The  following  table  provides  certain  summary  information   concerning
compensation paid or accrued by the Company for the years ended December 31, 1999, 1998 and 1997, to or on behalf of individuals serving as the Company's Chief Executive Officer, the Company's only other executive officer as of the end of the last fiscal year, and two additional individuals for whom disclosure would have been provided but for the fact that each was not serving as an executive officer at the end of the fiscal year.
















                     [THIS SECTION INTENTIONALLY LEFT BLANK]


---------------------------------- ------------- ---------------- ------------ ---------------- ---------------

                                                                                   Awards-        All Other
                                                     Annual         Annual       Securities        Compen-
            Name and                                 Salary          Bonus       Underlying        sation(1)
       Principal Position              Year            ($)            ($)          Options           ($)

---------------------------------- ------------- ---------------- ------------ ---------------- ---------------
Charles G. Johnson                     1999              178,222            -           60,000           1,517
Director/CEO                           1998                    -            -                -          18,765(2)

David W. Campbell                      1999               83,032            -                -          12,500(3)
Director, Interim CEO(4),              1998               90,200            -                -           9,964(5)
Chairman of the Board                  1997                    -            -            8,000          22,365(6)

C. Fred Jackson                        1999              178,500            -                -               -
Secretary/Treasurer and CFO,           1998               69,598            -           30,000               -
Senior Credit Officer

Lawrence M. Winkler                    1999               26,315            -                -         115,706(7)
Secretary/Treasurer and                1998              163,550       17,685                -           4,417
CFO                                    1997              163,373       23,572                -           3,580

Wade Hotsenpiller                      1999              112,852            -                -          21,154(8)
Sr. VP and COO,                        1998              138,096       23,750                -           3,631
Sr. VP and Mgr., Factoring             1997              122,831       12,500                -           2,263

1 Annual compensation does not include amounts attributable to other miscellaneous benefits received by the named executive officers. The costs to the Company of providing such benefits during 1998 did not exceed 10% of the total salary and bonus paid to or accrued for the benefit of such individual executive officer.
2 Represents consulting fees paid during the period prior to becoming an employee.
3 Represents consulting fees of $12,500.
4 Interim CEO from June 29, 1998 to January 21, 1999.
5 Includes directors fees of $8,500.
6 Includes directors fees of $14,500 and consulting fees of $7,865.
7 Represents an amount payable pursuant to an arrangement in connection with termination of employment.
8 Represents an amount payable pursuant to an arrangement in connection with termination of employment.

Stock Options

Option Grants In Last Fiscal Year

---------------------------------- ------------------ ------------------------ --------------- ------------------

                                       Number of
                                      Securities         Percent of Total
                                      Underlying        Options Granted to      Exercise or     Expiration Date
              Name                  Options Created     Employees in Fiscal      Base Price
                                                               Year


Charles G. Johnson                      30,000                           50.0           $4.00      1/21/2006

Charles G. Johnson                      30,000                           50.0           $6.50      1/21/2006


Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

None of the named executive officers exercised any stock options during 1999.
---------------------------- --------------- ------------ ------------------------------------ -----------------------------------

           Name                  Number of      Value                  Number Of               Value Of Unexercised In-The-Money
                                Underlying    Realized           Securities Underlying             Options At Fiscal Year-End
                                Securities       ($)         Unexercised Options At Fiscal
                              Acquired On                              Year-End
                                Exercise
                                                          ---------------- ------------------- --------------- -------------------

                                                            Exercisable      Unexercisable       Exercisable   Unexercisable
---------------------------- --------------- ------------ ---------------- ------------------- --------------- -------------------
Charles G. Johnson                 --            --           60,000               --              $ 0               $ 0
David W. Campbell                  --            --             --                 --                0                 0
C. Fred Jackson                    --            --           30,000               --                0                 0
Lawrence Winkler                   --            --             --                 --                0                 0
Wade Hotsenpiller                  --            --             --                 --                0                 0

Compensation of Directors

For the period from January,1999 through June, 1999, directors who are not officers of or consultants to the Company received a fee of $2,000 per board meeting attended in person, plus reimbursement for their expenses associated with attending those meetings. Directors who are not officers of or consultants to the Company also may receive a fee of $500 per board meeting attended by conference telephone call.From July,1999 through December, 1999 the board eliminated such fees. Directors do not receive additional fees to serve on any committee or as chair of any committee

Directors who are officers of or consultants to the Company receive no compensation for serving as directors, but are reimbursed for out-of-pocket expenses related to attending board or committee meetings.

Mr.   Campbell  was  paid  a  consulting  fee  of  $2,500  per  month  as non-executive chairman for the period during which he was not employed by the Company, from July, 1999, through December, 1999.
 .
Employment Agreements and Termination of Employment Agreements


The Company is currently a party to employment agreements with Messrs. Johnson and Jackson. The following sets forth their principal terms.

Mr. Johnson, the Company's President and CEO, has entered into an employment agreement with the Company dated January 20, 1999. The agreement is for a term of three years from the initial date. However, commencing on January 1, 2001, the term shall be extended one day at the end of every day during its length and the new maturity date of the term shall be increased by that day, unless either party shall notify the other of its intention to stop such extension, in which case the new maturity date shall be one year from the date of such notice. Mr. Johnson's salary was established at $185,000 per annum, subject to periodic increases by the Board of Directors. Mr. Johnson may receive an annual incentive bonus of up to 100% of his annual salary at the sole discretion of the Board. Mr. Johnson received a grant of 60,000 stock options (30,000 with an exercise price equal to $4.00 per share and 30,000 options with an exercise price of $6.50 per share). All of the options have a maturity date of seven years from the date of issuance and are immediately exercisable. Mr. Johnson was provided an automobile allowance of $500 per month, reimbursement of housing expenses up to $15,000, and reimbursement of moving and short-term storage expenses up to $10,000, with the housing and moving expenses to be grossed-up to reflect federal, state and local taxes.

The agreement contains confidentiality and non-compete provisions, obligates the Company to include Mr. Johnson in any benefit plans generally made available to employees, provides reimbursement of bona fide business and trade association expenses, and provides for certain death and disability benefits. In addition, if Mr.Johnson's employment is terminated by the Company for other than death, disability or cause or by Mr. Johnson for Good Reason (as defined), then Mr. Johnson will receive severance equal to (1)a lump sum payment equal to his base salary for the greater of one year or the remaining term, (2)various fringe benefits, including his automobile allowance, for one year, and
(3)bonuses through and including the year of termination, pro-rated as appropriate. "Good Reason" is defined to include certain adverse actions following a business combination or Change of Control. "Change of Control" is defined to include the acquisition of a controlling interest in the Company, including beneficial ownership of 25% or more of the common stock, by any person or entity other than Value Partners.

Mr. Jackson's agreement is dated September 1, 1998, provides for a base salary of $175,000, and has a term of one year that is extended one day at the end of every day during the term, unless either party shall notify the other of its intention to stop such extensions, in which case the closing date of the term shall be one year from the date of such notice. Pursuant to the agreement, Mr. Jackson received a grant of 30,000 incentive stock options with an exercise price of $5.00 per share. Said options will expire upon the earlier of ten years from the date of issuance or termination of employment. The agreement contains confidentiality and non-compete provisions, obligates the Company to provide Mr. Jackson with an automobile allowance of $500 per month, requires the Company to include Mr. Jackson in any benefit plans generally made available to employees, and provides for certain death and disability benefits. In addition, if Mr. Jackson's employment is terminated either by the Company for other than death, disability or cause or by Mr. Jackson following certain adverse actions subsequent to a business combination or Change of Control, then Mr. Jackson will receive severance equal to (1) a lump sum payment equal to his base salary for one year, and (2) various fringe benefits, including his bonuses and automobile allowance, for one year. The definition of Change in Control in Mr. Jackson's agreement is similar to the definition in Mr. Johnson's agreement.

     Lawrence W. Winkler, formerly Senior Vice President, Secretary and Treasurer of the Company, had a contract with the Company that expired on March 31, 1999. Effective April 1, 1999, the Company and Mr. Winkler agreed that Mr. Winkler's employment would be terminated without cause effective immediately and the Company would pay Mr. Winkler a severance amount of $115,706 upon execution of a Separation and Release Agreement.

     Wade Hotsenpiller, formerly Senior Vice President and Chief Operating Officer of the Company, had a contract with the Company that expired on March 31, 1999. Effective April 1, 1999, the Company and Mr. Hotsenpiller agreed that if Mr. Hotsenpiller's employment was terminated for other than cause he would receive severance payments. Effective October 8, 1999 the Company and Mr. Hotsenpillar agreed that Mr. Hotsenpiller's employment would be terminated without cause effective immediately and the Company would pay Mr. Hotsenpiller a severance amount of $21,154 upon execution of a Separation and Release Agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 15, 2000, the amount of common stock of the Company beneficially owned by: (i) each person known to the Company to be the beneficial owner of more than 5% of the aggregate shares of the
Company's outstanding common stock, (ii) each director of the Company, (iii) each of the current named executive officers in the Summary Compensation Table, and (iv) all executive officers and directors as a group.


   --------------------------------------------------    -------------------------    -----------------------
                                                            Common Shares
                 Name and Address                        Beneficially Owned           Percent of Class

----------------------------------------------------   --------------------------- --------------------------
Timothy G. Ewing (1, 20
Ewing and Partners
Value Partners, Ltd.
4514 Cole Avenue, Suite 808
Dallas, Texas 75201                                           1,314,060                     44.2%

Walter P. Carucci(3)
Carucci Family Partners
Carr Securities Corp.
One Penn Plaza, Suite 4720
New York, NY 10014                                             220,656                      9.4%

Herzog,Heine,Geduld,Inc.
525 Washington Blvd., 10th Floor
Jersey City, NJ  07002                                         200,571                      8.6%

Tweedy, Browne Company L.L.C.
52 Vanderbilt Avenue
New York, NY  10017                                            165,150                      7.1%

Lindsay B. Trittipoe
4208 West Franklin St.
Richmond, VA  23221                                            135,289                      5.8%

      Directors:
C. Scott Bartlett, Jr.(4)                                       13,495                      0.6%

David W. Campbell                                                9,000                        0

Charles G. Johnson                                              61,000                      2.6%

Steven W. Lefkowitz                                             13,000                      0.6%

Edward A. McNally                                               14,000                      0.6%

William H. Savage (5)                                           50,385                      2.1%



      Executive Officers who are not Directors:
C. Fred Jackson (6)                                             40,133                      1.7%

For all Executive  Officer and Directors as a Group            335,302                      13.4%
(8 persons)

1 Ewing & Partners, a Texas general partnership, is the general partner of Value Partners. Timothy G. Ewing is the general partner and the Managing Partner of Ewing & Partners. In addition, Ewing Asset Management, L.L.C., a Texas limited liability company ("EAM"), holds a 1% general partnership interest in Ewing & Partners. Mr. Ewing is the Manager and 100% owner of EAM. The principal place of business for Ewing & Partners, EAM, and Mr. Ewing is the same as for Value Partners.

     2 Value Partners owns $4,197,000 of Allstate's Convertible Subordinated Notes due September 30, 2003 ("New Notes"), which are currently convertible into 645,692 shares of common stock and are included in the table. Excluding such shares, Value Partners owns 668,368 shares or 28.8% of the issued and outstanding common stock.

     3 Walter P. Carucci is the general partner of Carucci Family Partners and President of Carr Securities, Inc. Mr. Carucci personally owns 80,000 shares, Carucci Family Partners owns 120,000 shares, and Carr Securites owns 964 shares. In addition, Carucci Family Partners owns $128,000 of New Notes, which are convertible into 19, 692 shares of stock, which are included in the table.

     4 Mr. Bartlett owns $1,000 of New Notes, which are currently convertible into 153 shares of common stock, and are included in the table

     5 Mr. Savage owns $100,000 of New Notes, which are currently convertible into 15,385 shares of` common stock, and are included in the table.

     6 Mr. Jackson owns $1,000 of the Company's convertible subordinated notes due September 30, 2000, which are convertible into 133 shares of common stock, and are included in the table.


The amounts in the above tables are based on filings or other information furnished by the respective individuals or entities. Under applicable regulations, shares are deemed to be beneficially owned by a person if he directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he has any economic interest in the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares. Under applicable regulations, a person is deemed to have beneficial ownership of any shares of common stock which may be acquired within 60 days of March 15, 2000 pursuant to the exercise of outstanding stock options or convertible notes. Shares of common stock owned by such person or group are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by such person or group, but not deemed outstanding for the purpose of computing the percentage of common stock owned by any other person or group. The amounts set forth in the table include shares which may be received upon the exercise of stock options within 60 days of March 15, 2000 as follows: Mr. Bartlett, 13,000 shares; Mr. Campbell, none; Mr. Johnson, 60,000 shares; Mr. Lefkowitz, 13,000 shares; Mr. McNally, 13,000 shares; Mr. Savage, 13,000 shares; Mr. Trittipoe, 13,000 shares; Mr. Jackson, 30,000 shares; and all directors and officers as a group, 155,000 shares.

Item 12.  Certain Relationships and Related Transactions

Certain Transactions


In September 1998, Value Partners purchased $2,896,000 of Notes for cash from the Company in order to fund the Company's repurchase of a similar amount of subordinated convertible notes due September 30, 2000 ("Old Notes"). The New Notes have a higher interest rate (10% fixed), a lower conversion rate into the common stock ($6.50 per share versus $7.50 per share under the Old Notes), a maturity date of September 30, 2003, and more restrictive financial covenants. The Company made an exchange offer of New Notes to all holders of Old Notes who were accredited investors and who did not have their Old Notes repurchased by the Company, and $1,701,000 of Old Notes (including $1,301,000 held by Value Partners) were exchanged for New Notes. As the holder of over 50% of the new Notes, Value Partners has the right to name, at any time and from time to time so long as the Notes are outstanding, (a) one of the directors of the Company so long as the Board shall have eight or fewer members, including the director named by Value Partners, and (b) two directors of the Company if the Board exceeds eight members, including the first director named by Value Partners. To date, Value Partners has not exercised this right.

The Company obtained a $1,000,000 working capital loan from Value Partners.
The working capital loan bears a 10% rate of interest, which is payable quarterly, and repayment terms of 25% of collections of certain assets. The outstanding balance of the loan is due March 31, 2000. As of December 31, 1999, the Company owed $799,772 on the working capital loan.






                    [THIS SECTION INTENTIONALLY LEFT BLANK]

Item 13. Exhibits and Reports on Form 8-K
(a) 1. Financial Statements:                                   Page Number

The following financial statements are submitted:

Independent Auditors' Reports on Consolidated Financial

Statements and Schedule                                         26-27

Consolidated Balance Sheets as of December 31, 1999 and 1998    28

Consolidated Statements of Operations for the years ended
years ended December 31, 1999 and 1998                          29

Consolidated Statements of Shareholders' Equity for
the years ended December 31, 1999 and 1998                      30

Consolidated Statements of Cash Flows for the years
ended December 31, 1999 and 1998                                31-32

Notes to Consolidated Financial Statements                      33-50


2. Financial Statement Schedules

The following financial statement schedule is filed as part of this report:
Schedule IV Indebtedness to Related parties
for the years ended December 31, 1999 and 1998.                 51

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

           ________/s/_________Charles G. Johnson
Date    April 28, 2000         President, Chief Executive Officer, Director

            _______/s/_________C. Fred Jackson
Date    April 28, 2000          Secretary/Treasurer, Chief Financial Officer

            _______/s/_________David W. Campbell
Date    April 28, 2000         Chairman, Director

           ________/s/________ William H. Savage
 Date    April 28, 2000         Director

            _______/s/_________Edward A. McNally
Date    April 28, 2000           Director

           ________/s/_________Lindsay B. Trittipoe
Date    April 28, 2000           Director

           ________/s/_________C. Scott Bartlett
Date    April 28, 2000           Director

           ________/s/_________Steven Lefkowitz
Date    April 28, 2000           Director