Form 10QSB
period 2000-03-31
ALLSTATE FINANCIAL CORP /VA/
filed 2000-05-15
CIK 852220

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One) |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                         Commission File Number 0-17832

                         Allstate Financial Corporation
                 (Name of small business issuer in its charter)

           Virginia                                 54-1208450
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

        8180 Greensboro Drive, McLean, VA                 22102
---------------------------------------------- ---------------------------------
       Address of principal executive offices)         (Zip Code)

                                 (703) 883-9757

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
          -------         --

The number of shares outstanding of the issuer's common stock, no par value, as of May 10, 2000, was 2,324,616.

                  Transitional Small Business Disclosure Format

    (check one): Yes             No      X

                         ALLSTATE FINANCIAL CORPORATION

                                   FORM 10-QSB

                                                                           INDEX

                                                                            Page
                                                                          Number

Part I - Financial Information
        Item 1 - Financial Statements

                Consolidated Condensed Balance Sheets at March 31, 2000
                        (unaudited)and December 31, 1999                       3
                Consolidated Condensed Statements of Operations for the Three
                        Months Ended March 31, 2000 and 1999 (unaudited)       4
                Consolidated Condensed Statements of Shareholders' Equity for
                        the Year Ended December 31, 1999 and Three Months Ended
                        March 31, 2000 (unaudited)                             5
                Consolidated Condensed Statements of Cash Flows for the Three
                        Months Ended March 31, 2000 and 1999 (unaudited)       6
                Notes to Consolidated Financial Statements (unaudited)      7-10

        Item 2 - Management's Discussion and Analysis or Plan
                       of Operations and Financial Condition               10-15


Part II - Other Information

        Item 1 - Legal Proceedings                                            16

        Item 3 - Defaults Upon Senior Securities                              16

        Item 6- Exhibits and Reports on Form 8-K                             16

 Signatures                                                                   17

                         PART I - FINANCIAL INFORMATION

                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                                         March 31, 2000      December 31,1999

                                                                                           (Unaudited)
                                            ASSETS

Cash                                                                                        $ 210,934              $ 353,962

Purchased receivables                                                                       2,088,180              2,110,454
Advances receivable                                                                         8,379,465              9,329,366
                                                                                            ---------              ---------

                                                                                           10,467,645             11,439,820

Less: Allowance for credit losses                                                         (4,323,100)            (4,316,399)
                                                                                          -----------            -----------

Total receivables - net                                                                     6,144,545              7,123,421
                                                                                            ---------              ---------

Furniture, fixtures and equipment, net                                                        125,538                151,375

Other assets                                                                                   32,610                 43,643
                                                                                               ------                 ------

TOTAL ASSETS                                                                               $6,513,627             $7,672,401
                                                                                           ==========             ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                                        $918,339             $1,009,921

Notes payable                                                                                 619,900              1,366,051

Convertible subordinated notes                                                              4,954,000              4,954,000
                                                                                            ---------              ---------

TOTAL LIABILITIES                                                                           6,492,239              7,329,972
                                                                                            ---------              ---------



SHAREHOLDERS' EQUITY:

  Preferred stock, authorized 2,000,000 shares with

    no par value; no shares issued or outstanding                                                   -                      -

  Common stock, authorized 10,000,000 shares with no par
   value; 3,105,828 issued; 2,324,616 outstanding,
   exclusive of shares held in treasury                                                        40,000                 40,000

  Additional paid-in-capital                                                               18,874,182             18,874,182

 Treasury stock, 781,212 shares                                                           (4,964,642)            (4,967,472)

  Accumulated Deficit                                                                    (13,928,152)           (13,604,281)
                                                                                         ------------           ------------

TOTAL SHAREHOLDERS' EQUITY                                                                     21,388                342,429
                                                                                               ------                -------
                                                                                          $ 6,513,627            $ 7,672,401
                                                                                          ===========            ===========

See Notes to Consolidated Financial Statements

                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED:                                                                       March 31, 2000       March 31, 1999
------------------------------------------------------------------------------      --------------------     ----------------
  REVENUE


    Earned discounts and interest                                                              $131,950            $1,614,471

    Fees and other revenue                                                                       71,763               181,574
                                                                                                 ------               -------
      TOTAL REVENUE                                                                             203,713             1,796,045
                                                                                                -------             ---------

  EXPENSES


    Compensation and fringe benefits                                                            168,897               610,013

    General and administrative                                                                  217,342               405,293

    Interest expense                                                                            141,345               375,574

    Provision for credit losses                                                                      -                     -
                                                                                            ------------           -----------

      TOTAL EXPENSES                                                                            527,584             1,390,880
                                                                                                -------             ---------

  (LOSS) INCOME  BEFORE INCOME TAX EXPENSE                                                    (323,871)               405,165



  INCOME TAX EXPENSE                                                                                  -               149,911
                                                                                          -------------               -------



  NET  (LOSS) INCOME                                                                        $ (323,871)              $255,254
                                                                                            ===========              ========

  NET  (LOSS) INCOME PER COMMON SHARE

    Basic and  Diluted                                                                        $  (0.14)               $  0.11
                                                                                              =========               =======

  WEIGHTED AVERAGE NUMBER OF SHARES

      OUTSTANDING


    Basic and Diluted                                                                         2,324,616             2,327,016

See Notes to Consolidated Financial Statements



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
     YEAR ENDED DECEMBER 31, 1999 AND THE THREE MONTHS ENDED MARCH 31, 2000



------------------------------------ -------------- ----------------- ------------------ ------------------- -----------------
                                                       Additional
                                        Common          Paid in           Treasury            Retained
                                         Stock          Capital             Stock             Earnings            Total
------------------------------------ -------------- ----------------- ------------------ ------------------- -----------------
Balance- January 1, 1999                   $40,000       $18,874,182         $4,986,520          $3,646,809       $17,574,471

Amortization of Treasury Stock

Costs                                                                            15,050                                15,050

Conversion of Convertible
Subordinated Notes to 533 shares
of common stock                                                                   3,998                                 3,998

Net (Loss)                                       -                                    -        (17,251,090)      (17,251,090)
                                      ------------  ----------------  -----------------        ------------      ------------


Balance- December 31, 1999                 $40,000       $18,874,182       $(4,967,472)       $(13,604,281)         $ 342,429
                                           =======       ===========       ============       =============         =========

Amortization of treasury stock
acquisition costs (unaudited)
                                                                                  2,803                                 2,803

Net Income (unaudited)                                                        (323,871)                             (323,871)
                                                                              ---------                             ---------

Balance - March 31, 2000
(unaudited)                                $40,000       $18,874,182       $(4,964,642)       $(13,928,152)           $21,388
                                           =======       ===========       ============       =============           =======


See Notes to Consolidated Financial Statements

                      [THIS SPACE INTENTIONALLY LEFT BLANK]


                ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Three Months Ended:                                                                         March 31, 2000      March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (Loss) Income                                                                       $ (323,871)           $ 255,254
      Adjustments to reconcile net income
           to cash provided (used) by operating activities:
           Depreciation - net                                                                      19,999              13,000
           Changes in operating assets and liabilities:
               Other receivables                                                                   11,033             442,657
               Accounts payable and accrued expenses                                             (91,582)           (489,575)
               Income taxes receivable and deferred income taxes                                        -             160,941
                                                                                               ----------             -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                (384,421)             382,277
                                                                                                ---------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of receivables and advances                                                              -        (63,915,174)
      Collection of receivables, including life insurance
           contracts, and advances                                                                978,876          66,480,661
      (Decrease) in credit balances of factoring clients                                                -         (2,024,903)
      Sale (Purchase) of furniture, fixtures and equipment                                         11,498            (11,957)
                                                                                                   ------            --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                         990,374             528,627
                                                                                                  -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from lines of credit                                                                     -          32,592,132
      Principal payments on lines of credit                                                     (746,151)         (34,595,000)
      Treasury stock acquisition costs                                                            (2,830)               4,071
                                                                                                  -------               -----
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                (748,981)           1,898,797
                                                                                                ---------           ---------
NET (DECREASE) IN CASH                                                                          (143,028)           (987,893)
CASH, Beginning of period                                                                         353,962           2,420,644
                                                                                                  -------           ---------
CASH, End of period                                                                              $210,934          $1,432,751
                                                                                                 ========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                                              $ 41,345          $388,691
                                                                                                 ========          ========
      Income taxes paid                                                                             $   -           $ 8,592
                                                                                                    =====           =======
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
      Conversion of Factoring Clients to ABL Loans                                                  $   -        $9,309,511
                                                                                                    -----        ----------
      Issuance of common stock in exchange
           for convertible subordinated notes                                                       $   -             $ 998
                                                                                                    =====             =====

See Notes to Consolidated Financial Statements

ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General. The consolidated financial statements of Allstate Financial Corporation and subsidiaries (the "Company") included herein are unaudited for the periods ended March 31, 2000 and 1999; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. The December 31, 1999 balance sheet has been extracted from audited financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2. Lines of Credit. In January 2000, the Company repaid its bank lenders in full. Previously the Company obtained a $1,000,000 supplemental working capital loan from Value Partners, a major shareholder. The supplemental working capital loan bears a 10% rate of interest, which is payable quarterly. The outstanding balance of the supplemental loan was due March 31, 2000. As of March 31, 2000, the Company owed $619,900 on the supplemental loan. The Company does not have any outside source of liquidity to fund new business, and is relying on collections of existing accounts to fund its current clients.

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

The Company's principal offices previously occupied approximately 8,000 square feet of space in an office building in Arlington, Virginia. The Company's lease on this property expires in December 2001. The cost of renting this office space was approximately $178 thousand in 1999 compared to $184 thousand in 1998. The Company has a right of first refusal to acquire an additional, contiguous 1,500 square feet at its present site when that space becomes available. The Company had made arrangements to assign its lease on the Arlington location to a third party, but the Company, the third party, and the landlord, whose approval of the transaction was required by the terms of the lease, failed to reach agreement on documentation. The Company remains liable for the lease and has entered into negotiations with the landlord to be released from its obligations for the remainder of the lease term. There can be no assurance that such negotiations will be successful. The Company is occupying approximately 1,500 square feet of office space in a commercial building located in McLean, VA. The cost of renting at the new location will be approximately $30 thousand during 2000. The Company is subleasing from, and will share certain of the expenses of occupancy, with a separate financial services firm that is majority owned by Value Partners, the Company's majority shareholder.

4. Credit Concentrations. For the quarter ended March 31, 2000, three clients each accounted for 10% of the Company's total earned interest, for a total of 57.0% of the Company's total earned interest among them, as compared to 66.9% of earned interest and discount for the three largest clients (each of which accounted for over 10% of the total) in the quarter ended December 31,1999. At March 31, 2000, the three clients accounted for 31.3% of the Company's total receivables, while at December 31, 1999 the three clients accounted for 17.0%.

5. Stock Options. The Company maintains two stock option plans: (1) an Incentive Stock Option Plan (Qualified), and (2) a Non-Qualified Stock Option Plan (Non-Qualified). No additional grants can be made under these plans as of February 7, 2000. The Company continues to account for stock options under APB 25 and provides the additional disclosures as required by SFAS No. 123.

Qualified Plan

The Company had reserved 275,000 shares of common stock for issuance under its qualified stock option plans. Options to purchase common stock were granted at a price equal to the fair market value of the stock on the date of grant or 110% of fair market value of the stock at the date of grant for stockholders owning 10% or more of the combined voting stock of the Company.

Non-Qualified Plan

The Company had reserved 150,000 shares of common stock for issuance under its non-qualified stock option plan. Options to purchase shares of common stock were granted at a price equal to the fair value of the stock at the date of grant except in the case of options granted to directors, in which case the minimum price was the greater of $7.00 or 110% of fair value at the time of grant.

The table below summarizes the option activity for both the Qualified and Non-Qualified Stock Option plans for the three months ended March 31, 2000.


                      Three Months Ended March 31, 2000

                      Outstanding January 1                            155,500

                      Granted                                                -

                      Exercised                                              -

                      Forfeited or expired                               (100)
                                                                           -----
                      Outstanding                                      155,400
                                                                       =======
                      Exercisable                                      155,300
                                                                       =======


6. Income taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has reduced all deferred tax assets to zero by utilizing a valuation allowance because the deferred tax assets more than likely will not be realized.

7. Uncertainties. The Company continued to incur net losses in the quarter ended March 31, 2000, although it has made further cuts in expenses and overhead. Through the repayment of an asset-based loan and the collection of an impaired asset, the Company repaid the bank lenders and the Value Partners supplemental working capital loan (see note 8-Subsequent event.) The Company continues to be in default on its New Notes.

The Company has also continued to develop its strategic turnaround plan (the "Plan".) The committee of outside directors appointed by the board of directors has begun negotiations with the holders of the New Notes over the terms of the exchange of those notes for common stock, which is an important element of the Plan.

Other major elements of the Plan include:

- A limitation on transfers of common stock by existing or potential holders of over 4.9% of outstanding shares, thereby helping to preserve the NOL's for future use.

- An increase in the number of authorized shares to facilitate the conversion and enable the Company to consider possible acquisitions of, or business combinations with, firms in financial services, involving the issuance of new shares.

- The re-incorporation of the Company under Delaware law to take advantage of provisions favorable to the Plan.

Certain elements of the plan will require shareholder approval and will be presented to the shareholders for a vote at the Company's annual meeting. The
Company believes that when the Plan is approved by the shareholders and implemented, the Company will be positioned for future growth. The Company believes the conversion of the New Notes to equity will reduce the Company's interest costs and position it to more effectively obtain new senior funding to expand its loan portfolio. The satisfactory completion of the Plan is essential, as the Company continues to have insufficient cash flow to service the interest payments on the New Notes.

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

8. Subsequent event. On April 5, 2000, the Company and a Client entered into a settlement agreement, in which the Company agreed to accept $1,200,000 in cash in settlement of a balance on an impaired loan of $4,735,684. As a result, the Company charged off $3,535,684 of the balance against a previously established reserve. Simultaneously the Company also exercised, for a total consideration of $4000, a warrant to purchase four million shares of common stock in the Client's parent corporation, with a market value on the date of the agreement of $1,160,000. The common stock is subject to restrictions on sale or transfer according to Rule 144 of the Securities Act of 1933. In addition, on April 5, 2000, the Company repaid the working capital loan to Value Partners.

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

General

The Company is a commercial finance institution which provides financing to small businesses, usually those with annual sales of $1 million to $10 million, through loans secured by accounts receivable, inventory, machinery and equipment, and real estate. Prior to the sale of its factoring business in October, 1999, the Company also purchased accounts receivable at a discount with recourse to the seller. Through its offering of advances secured by accounts receivable, inventory, machinery and equipment, and real estate ("Asset-Based Lending" or "ABL"), the Company provides its clients with the ability to expand their working capital and acquire productive business assets.

The Company's clients do not typically qualify for traditional bank financing because they are either too new, too small, undercapitalized (over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank lender. Accordingly, there is a significant risk of default and client failure inherent in the Company's business.

The Company faces competition from other asset-based lenders, diversified lenders, and commercial banks that offer secured financing. Due to the size of facilities that it offers, the Company competes with both regional sources of financing and large national organizations. Many of these competitors have significant financial, marketing and operational resources, and may have access to capital at lower costs than the Company can obtain.

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

Liquidity and Capital Resources

The Company's requirement for capital is a function of the level of its investment in receivables. The Company funds this investment through internally generated funds. The Company also has outstanding approximately $5 million in aggregate principal amount of convertible subordinated notes of which $357 thousand are due in September 2000 and $4.6 million are due in September 2003. The Company believes the $1.2 million proceeds from the recent settlement of an impaired loan, together with other internally generated funds will be sufficient to finance the Company's funding requirements for the near term. However, the Company's cash position has significantly declined in recent periods, and expenses continue to exceed revenues. In addition, The Company's current liabilities exceed its cash on hand.

Impact of Inflation

Management believes that inflation has not had a material effect on the Company's income, expenses or liquidity during the three month periods ending March 31, 2000 and 1999. The Company's advances receivable bear interest at a combination of fixed and floating (base) rates, while the majority of its notes payable are at fixed rates. Therefore, an environment of falling interest rates could have adverse affects on the Company's net interest spread.

Results of Operations

The following table sets forth certain items of revenue and expense for the periods indicated and indicates the percentage relationships of each item to total revenue.



Three months ended:                                                             March 31,2000                 March 31,1999
------------------------------------------------------------- ------------------------------- -----------------------------
                                                              (Unaudited)                     (Unaudited)
REVENUE

  Earned discounts and interest                                       $131,950          64.8%       $1,614,471         89.9%
  Fees and other revenue                                                71,764           35.2          181,574         10.1
                                                                        ------           ----          -------         ----
    TOTAL REVENUE                                                      203,713         100.0%        1,796,045        100.0%
                                                                       -------         ------        ---------       ------
EXPENSES

  Compensation and fringe benefits                                     168,897           82.9          610,013         33.9

  General and administrative                                           217,342          106.7          405,293         22.5

  Interest expense                                                     141,345           69.4          375,574         21.0
                                                                       -------           ----          -------         ----
    TOTAL EXPENSES                                                     527,584          258.9        1,390,880         77.4
                                                                       -------          -----        ---------         ----

INCOME BEFORE INCOME TAX EXPENSE                                     (323,871)        (159.0)          405,165         22.6
                                                                     ---------        -------          -------         ----

INCOME TAX EXPENSE                                                           -              -          149,911         8.3
                                                                 -------------    -----------          -------         ---

NET INCOME (LOSS)                                                   $(323,871)       (159.0)%        $ 255,254        14.3%
                                                                    ==========       ========        =========        =====

NET INCOME (LOSS)PER COMMON SHARE
  Diluted and Basic                                                    $(0.14)                          $ 0.11
                                                                       =======                          ======

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING

  Diluted                                                            2,324,616                       2,327,016
  Basic                                                              2,324,616                       2,324,138

Total Revenue. Total revenue consists of (i) discounts on purchased invoices earned in the Company's factoring business from the purchase of accounts receivable and interest earnings on ABL advances receivable and (ii) fees and other revenue, which consist primarily of application fees, commitment or facility fees and other transaction related financing fees, and the premium which the Company receives over time over time based on the performance of the Purchased Receivables sold during 1999.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

The following table breaks down total revenue by type of transaction for the periods indicated and the percentage relationship of each type of transaction to total revenue.


For the Three Months Ended:                                   March 31, 2000                  March 31,1999
                                                 ----------------- ------------- --------------- --------------
Type of Revenue                                  Earned Revenue    Percent       Earned Revenue  Percent
------------------------------------------------ ----------------- ------------- --------------- --------------
Discount on purchased invoices                              $   -             -       $ 380,691           21.2%
Earnings on advances
    Receivable                                            131,950         64.8%       1,233,780            68.7

Fees and other revenue                                    71,763           35.2         181,574            10.1
                                                 --       -------          ----         -------            ----
Total revenue                                            $203,713          100%      $1,796,045          100.0%
                                                         ========  ====    ====      ==========          ======
------------------------------------------------ ----------------- ------------- --------------- --------------

Total revenue decreased by 88.6% in the three months ended March 31, 2000 versus the same period in 1999, to $204 thousand from $1.8 million. Within total revenue, the Company had no discounts on purchased invoices in 2000 due to the sale of the factoring business. Earnings on advances receivable decreased by 89.3% in the three months ending March 31, 2000 versus the same period in 1999. The earnings decrease was attributable to a the decrease in the average outstanding balance of advances receivable, $8.8 million in the March 31, 2000 quarter versus $23.8 million in the March 31, 1999 quarter, as well as a higher percentage component of non-performing advances. The Company is not currently adding new accounts to the portfolio, but may fund additional advances to existing clients if requested to do so.

Fees and other revenue decreased 60.4% in three months ended March 31, 2000 as compared to the same period in 1999. Fee income related to the factoring business and to new facilities or renewals and increases to existing accounts decreased, while the premium the Company expects to collect over time based on the performance of the Purchased Receivables sold in 1999 increased.

Compensation and Fringe Benefits. In the three months ended March 31, 2000 and 1999, compensation and fringe benefits were $169 thousand (82.9% of total revenue) and $610 thousand (34.0% of total revenue), respectively. The lower compensation and fringe benefits during 2000 were the result of a decrease in the number of employees.

General and Administrative Expense. Total general and administrative expense decreased by $188 thousand (46.4%) to $217 thousand from $405 thousand for the three month period ended March 31, 2000 compared with 1999. The decrease in expenses is a result in the decrease in staff as well as lower litigation and professional fees, as the amount of active litigation decreased.

Interest Expense. Interest expense was $141 thousand (69.4% of total revenue) versus $376 thousand (21.0% of total revenue) for the three months ended March 31, 2000 and 1999, respectively. The decrease in interest expense is primarily attributable to a decrease in the average amount of debt outstanding, due to the payoff of the bank revolving credit. Interest expense on the Convertible Subordinated Notes was comparable in the three months ended March 31 2000 to that in the 1999 quarter.

Provision for Credit Losses. During the three months ended March 31, 2000, the Company had no charge-offs, while recovering $7 thousand. During the three months ended March 31, 1999, the Company had charge-offs of $78 thousand, while recovering $177 thousand. Net recoveries for the three months ended March 31, 2000 resulted in a marginal increase to the allowance for credit losses. At $4.3 million, the allowance was 50.4% of total receivables (net of participations and unearned income), exclusive of life insurance policies, outstanding as of March 31, 2000. At March 31, 2000, $4 million of the allowance was allocated to non-performing accounts.

The Company determines overall reserve levels based on an analysis which takes into account a number of factors including a determination of the risk involved with each individual client. Based on this analysis, the Company believes the allowance for credit losses is adequate in light of the risks inherent in the portfolio at March 31, 2000. The Company carefully monitors the portfolio, but a deterioration in one or more clients could have a material adverse effect on the Company.

Receivables

Receivables consist of the following, at the dates indicated.
                                                                 March 31, 2000                     December 31,1999
-------------------------------------------- ----------------------------------- -----------------------------------
Invoices and insurance claims                                          $212,171                             $234,445

  Less: unearned discount                                              (13,953)                             (13,953)

Life insurance policies (net)                                         1,889,962                            1,889,962
                                                                      ---------                            ---------

Total purchased receivables                                         $2,088,180                            $2,110,454
                                                                    ===========                           ==========

Advances receivable                                                  $9,124,088                          $10,073,989

  Less : participation                                                (744,623)                            (744,623)
                                                                      ---------                            ---------

Total advances receivable                                           $8,379,465                            $9,329,366
                                                                    ===========                           ==========

Non-performing receivables included within the above totals were $5.3 million at March 31, 2000 and $5.4 million at December 31, 1999.

From time to time, a single client or single industry may account for a significant portion of the Company's receivables. As detailed in Note 4 to the Consolidated Financial Statements, three clients accounted for more than 10% of total earned discounts and interest for the three-month periods ended March 31, 2000. Three different clients accounted for 10% each of total earned discounts and interest for the three-month period ended December 31, 1999. The Company has adopted a policy to generally restrict the size of any one new client to a maximum of $500 thousand. and to take steps to reduce the size of the two existing clients who are currently over that limit. Although the Company carefully monitors client and industry concentration, there can be no assurance that the risks associated with client or industry concentration could not have a material adverse effect on the Company.

Subsequent Events. On April 5, 2000, the Company and a Client entered into a settlement agreement, in which the Company agreed to accept $1.2 million in cash in settlement of a balance on an impaired loan of $4.8 million. As a result, the Company charged off $3.6 million of the balance against a previously established reserve. Simultaneously the Company also exercised, for a total consideration of $4000, a warrant to purchase four million shares of common stock in the Client's parent corporation, with a market value on the date of the agreement of $1.1million. The common stock is subject to restrictions on sale or transfer according to Rule 144 of the Securities Act of 1933. In addition, on April 5, 2000, the Company repaid the working capital loan to Value Partners.

      Uncertainties. The Company continued to incur net losses in the quarter ended March 31, 2000, although it has made further cuts in expenses and overhead. Through the repayment of an asset-based loan and the collection of an impaired asset, the Company repaid the bank lenders and the Value Partners supplemental working capital loan (see Subsequent event.) The Company continues to be in default on its New Notes.

The Company has also continued to develop its strategic turnaround plan (the "Plan".) The committee of outside directors appointed by the board of directors has begun negotiations with the holders of the New Notes over the terms of the exchange of those notes for common stock, which is an important element of the Plan.

Other major elements of the Plan include:

- A limitation on transfers of common stock by existing or potential holders of over 4.9% of outstanding shares, thereby helping to preserve the NOL's for future use.

- An increase in the number of authorized shares to facilitate the conversion and enable the Company to consider possible acquisitions of, or business combinations with, firms in financial services, involving the issuance of new shares.

- The re-incorporation of the Company under Delaware law to take advantage of provisions favorable to the Plan.

Certain elements of the plan will require shareholder approval and will be presented to the shareholders for a vote at the Company's annual meeting. The
Company believes that when the Plan is approved by the shareholders and implemented, the Company will be positioned for future growth. The Company believes the conversion of the New Notes to equity will reduce the Company's interest costs and position it to more effectively obtain new senior funding to expand its loan portfolio. The satisfactory completion of the Plan is essential, as the Company continues to have insufficient cash flow to service the interest payments on the New Notes.

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

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES As discussed in Note 2 to the unaudited financial statements, at March 31,2000 the Company was in default of its obligation to Value Partners, Ltd. for the balance of the working capital loan. On April 5, 2000, the loan waspaid in full.

ITEM 6(a). - EXHIBITS
Exhibit 27.  Financial Data Schedule

ITEM 6(b). - REPORTS ON FORM 8-K
Form 8-K as filed with the Securities and Exchange Commission on March 14,2000 is incorporated by reference.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATE FINANCIAL CORPORATION




         Date:    May 15, 1999              _____/s/ ______
                                            Charles G. Johnson
                                            Chief Executive Officer


         Date:    May 15, 1999              _____/s/_______
                                            C. Fred Jackson
                                            Chief Financial Officer