Form 10QSB
period 2000-06-30
ALLSTATE FINANCIAL CORP /VA/
filed 2000-08-14
CIK 852220

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 TRANSITION REPORT UNDER
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

_________ TO __________

                         Commission File Number 0-17832

                         Allstate Financial Corporation

                 (Name of small business issuer in its charter)

          Virginia                                54-1208450
          --------                               -----------
     State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

 8180 Greensboro Drive,  McLean, VA                            22102
------------------------------------------        ----------------------------
 (Address of principal executive offices)                   (Zip Code)

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

Yes       X       N

The number of shares outstanding of the issuer's common stock, no par value, as of August 8, 2000, was 2,499,616.

Transitional Small Business Disclosure Format
(check one):  Yes               No     X

                         ALLSTATE FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

PART I                                                                   Page
Item 1 - Financial Statements                                           Number

Consolidated Condensed Balance Sheets at June 30, 2000 (unaudited)
and December 31, 1999                                                         3
Consolidated Condensed Statements of Operations for the Three and Six
Months Ended June 30, 2000 and 1999 (unaudited)                               4
Consolidated Condensed Statements of Shareholders' Equity for the
Year Ended December 31, 1999 and Six Months Ended
June 30, 2000 (unaudited)                                                     5
Consolidated Condensed Statements of Cash Flows for the
Six Months Ended June 30, 2000 and 1999 (unaudited)                           6
Notes to Consolidated Condensed Financial Statements (unaudited)            7-11
Item 2 - Management's Discussion and Analysis or Plan

of Operations and Financial Condition                                      10-16
Part II - Other Information

Item 1 - Legal Proceedings                                                    17

Item 3 - Defaults Upon Senior Securities                                      17

Item 6 - Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    17

PART I - FINANCIAL INFORMATION

ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                June 30, 2000         December 31,1999

                                                                                 (Unaudited)
ASSETS

Cash                                                                              $1,075,623                 $353,962

Purchased receivables                                                              1,985,640                2,110,454

Advances receivable                                                                2,943,520                9,329,366
                                                                                   ---------                ---------
                                                                                   4,929,160               11,439,820

Less: Allowance for credit losses                                                  (438,263)              (4,316,399)
                                                                                   ---------              -----------
Total receivables - net                                                            4,490,897                7,123,421
                                                                                   ---------                ---------
Securities Held for Sale                                                             380,000                        -

Furniture, fixtures and equipment, net                                               116,291                  151,375

Other assets                                                                          43,175                   43,643
                                                                                      ------                   ------
TOTAL ASSETS                                                                      $6,105,986               $7,672,401
                                                                                  ==========               ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                               $740,471               $1,009,921

Notes payable                                                                          -                    1,366,051

Convertible subordinated notes                                                     4,954,000                4,954,000
                                                                                   ---------                ---------

TOTAL LIABILITIES                                                                  5,694,471                7,329,972
                                                                                   ---------                ---------
SHAREHOLDERS' EQUITY:

Preferred stock, authorized 2,000,000 shares with
no par value; no shares issued or outstanding                                          -                        -

Common stock, authorized 10,000,000 shares with no par
value; issued 3,105,828; outstanding 2,324,616
at December 31,1999,  2,499,616 at  June 30,2000.
exclusive of shares held in treasury                                                  40,000                   40,000

Additional paid-in-capital                                                        18,963,432               18,874,182

Treasury stock, 781,212 shares                                                   (4,961,812)              (4,967,472)



Accumulated Deficit                                                              (14,006,105)             (13,604,281)
Accumulated other comprehensive income:
Unrealized gains on investment securities                                            376,000                    -
                                                                                    --------                 --------
TOTAL SHAREHOLDERS' EQUITY                                                           411,515                  342,429
                                                                                     -------                  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $6,105,986               $7,672,401

                                                                                  ==========               ==========

See Notes to Consolidated Condensed Financial Statements



ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                    Three Months Ended June 30,       Six Months Ended June 30,

                                           2000            1999            2000            1999
                                   ------------    ------------    ------------    ------------
REVENUE

Earned discounts and interest ..   $     85,038    $    598,262    $    216,928    $  2,212,733

Fees and other revenue .........        118,783         142,872         190,546         324,446
                                   ------------    ------------    ------------    ------------
TOTAL REVENUE ..................        203,821         741,134         407,474       2,537,179
                                   ------------    ------------    ------------    ------------
EXPENSES

Compensation and fringe benefits        116,254         653,683         285,242       1,263,696

General and administrative .....        324,969       1,349,357         542,831       1,754,650

Interest expense ...............        205,369         335,390         346,714         710,964

Provision for credit losses (recovery) (365,489)      8,376,057       8,376,057        (365,489)
                                   ------------    ------------    ------------    ------------
TOTAL EXPENSES .................        281,103      10,714,487         809,298      12,105,367
                                   ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAX
EXPENSE ........................        (77,282)     (9,973,353)       (401,824)     (9,568,188)

INCOME TAX EXPENSE  ...                    --         3,871,938            --         4,021,849
--------------------------------   ------------    ------------    ------------    ------------

NET LOSS .......................   $    (77,282)   $(13,845,291)   $   (401,824)   $(13,590,037)
                                   ============    ============    ============    ============
NET LOSS PER COMMON SHARE

Basic and Diluted ..............   $(       .03)   $ (    5.96)    $(      .17)   $(       5.85)
                                   ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
Basic and Diluted ..............      2,359,282       2,324,438       2,354,862       2,324,289

See Notes to Consolidated Condensed Financial Statements

ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1999 AND THE SIX MONTHS ENDED JUNE 30, 2000

 -------------------------- ---------- --------------- ------------------ ---------------- ----------------- ---------------------
                               Common      Additional        Treasury         Accumulated  Retained Earnings      Total
                                Stock       Paid in            Stock             Other         (Deficit)
                                            Capital                          Comprehensive
                                                                                Income
 -------------------------- ---------- --------------- ------------------ ---------------- ----------------- ---------------------
   Balance - January 1,
   1999                        $40,000     $18,874,182         $4,986,520                        $3,646,809    $17,574,471

   Amortization of
   Treasury Stock Costs
                                                                   15,050                                           15,050
   Conversion of
   Convertible
   Subordinated Notes to
   533 shares of common
   stock
                                                                    3,998                                             3,998

   Net (Loss)                                                                                   (17,251,090)   (17,251,090)

   Balance - December 31,
   1999                        $40,000     $18,874,182       $(4,967,472)                      $(13,604,281)      $ 342,429
                               =======     ===========       ============                      =============      =========

   Amortization of
   treasury stock
   acquisition costs
   (unaudited)                                                      5,660                                             5,660

   Unrealized gains on
   Investment Securities
   (unaudited)                                                                     376,000                          376,000

   Issue of 175,000 Shares
   to Non-Employee
   Directors (unaudited)
                                                              89,250                                                 89,250
   Net (Loss) (unaudited)
                                                                                                    (401,824)      (401,824)

   Balance, June 30, 2000
   (unaudited)
                               $40,000     $18,963,432       $(4,961,812)          376,000       $(14,006,105)      $411,515
                               =======     ===========       ============          =======       =============      ========

See notes to consolidated condensed financial statements

ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                         Six Months Ended


                                                                                 June 30, 2000      June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
          Net (Loss)                                                                $(401,824)      $(13,590,037)
          Adjustments to reconcile net (loss)
                 to cash provided (used) by operating activities:
                 Depreciation - net                                                     32,855             33,039
                 Provision for credit losses                                         (365,489)          8,376,057
                 Changes in operating assets and liabilities:
                       Other receivables                                                   468            595,281
                       Accounts payable and accrued expenses                         (269,450)          (419,244)
                       Income taxes receivable and deferred income taxes                     -          4,783,778

NET CASH  (USED) BY OPERATING ACTIVITIES                                           (1,003,440)          (221,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of Receivables and  Advances                                      (886,000)       (88,329,796)
          Collection of purchased receivables
                 and advances receivable                                             3,959,994         97,773,630
          (Decrease) in credit balances of factoring clients                                 -        (3,814,377)
          Sale (Purchase) of furniture, fixtures and equipment                          11,498          (166,719)

NET CASH PROVIDED BY INVESTING ACTIVITIES                                            3,085,492          5,462,738

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from lines of credit                                                      -         54,129,626
          Principal payments on lines of credit                                    (1,366,051)       (61,230,898)
          Treasury stock acquisition costs                                               5,660              8,147

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                   (1,360,391)        (7,093,125)


NET  INCREASE (DECREASE) IN CASH                                                       721,661        (1,851,513)

CASH, Beginning of period                                                              353,962          2,420,644


CASH, End of period                                                                 $1,075,623           $569,131


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Interest paid                                                                $67,250           $375,285


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
          Conversion of Factoring Clients to ABL Loans                                   $   -         $9,309,511

          Issuance of common stock in exchange
                  for convertible subordinated notes                                     $   -             $3,998


          Issuance of common stock as directors' fees                                  $89,250              $   -



See Notes to Consolidated Condensed Financial Statements

ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General. The consolidated financial statements of Allstate Financial Corporation and subsidiaries (the "Company") included herein are unaudited for the periods ended June 30, 2000 and 1999; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. The December 31, 1999 balance sheet has been extracted from audited financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Allstate Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2. Lines of Credit. In January 2000, the Company repaid its bank lenders in full. Previously the Company obtained a $1,000,000 supplemental working capital loan from Value Partners, a major shareholder. On April 5, 2000 the Company repaid the working capital loan in full. The Company does not have any outside source of liquidity to fund new business, and is relying on collections of existing accounts and impaired assets to fund its current clients.

3. Certain Contingencies. The Company is a counterclaim defendant in Allstate Financial Corporation v. A.G. Construction, Inc. (n/k/a A.G. Plumbing, Inc.), American General Construction Corp., Adam Guziczek and Cheryl Lee Guziczek ("AG") pending in the United States Bankruptcy Court for the Southern District of New York. In a 1993 action the Company undertook an attempt to recover against AG. An answer and counterclaim was filed against the Company. The counterclaim asserted claims for usury, diversion of proceeds of public improvement contracts, and overpayments to the Company by AG in excess of $2,000,000 (the "Counterclaims"). No specific damage claims amount was set forth in the Counterclaims. No action was ever taken by the trustee in the AG bankruptcy proceedings to pursue the Counterclaims. On June 2, 1997, the trustee for the AG bankruptcy estate filed a motion to abandon these claims against the Company. On October 7, 1997, New York Surety Company ( the "Surety"), which provided the payment and performance bond to AG in connection with the construction jobs performed for the City of New York, filed pleadings objecting to the abandonment of such claims against the Company, asserting that it was subrogated to AG's claims. The proposed complaint adopted the Counterclaims and sought an accounting. The Surety asserted damages of approximately $4,000,000. On April 9, 1998, the bankruptcy court remanded the matter to state court. On June 24, 1998, the Surety was formally declared insolvent by the Superintendent of Insurance of the State of New York (the "Superintendent") and as such the Superintendent was judicially appointed as rehabilitator of the Surety to conduct its business. At that time, it was uncertain whether the Superintendent would continue to pursue the litigation against the Company.

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

The Company previously occupied approximately 8,000 square feet of space in an office building in Arlington, Virginia as its principal location. The Company's lease on this property would have expired in December 2001. The cost of renting this office space was approximately $178,000 in 1999. At the end of May, 2000 the Company was released from its obligations for the remainder of the lease term. The Company sublets approximately 1,500 square feet of office space in a commercial building located in McLean, Virginia. The cost of renting at the new location will be approximately $30,000 during 2000. The Company subleases from, and shares certain of the expenses of occupancy with, a separate financial services firm that is majority owned by Value Partners, the Company's majority shareholder.

4. Credit Concentrations. For the three months ended June 30, 2000, interest and fees from two clients each accounted for over 10% of the Company's total earned revenue, representing 30.6% of the Company's total revenue, as compared to 57.0% of revenue from the three largest clients, each of which accounted for over 10% of the total, in the three months ended March 31, 2000.

At June 30, 2000, one client accounted for more than 10% of the Company's total receivables. The loan, which represented 17.3% of total receivables, is a participation in a loan which was originated by and is serviced by a separate financial services firm that is majority owned by Value Partners, the Company's majority shareholder. At March 31, 2000, one client, not including non-performing clients whose allocated reserves reduced their net outstandings to under 10% of receivables, accounted for more than 10% of the Company's total receivables, with a total of 15.4%.

On April 5, 2000, the Company and a client entered into a settlement agreement, in which the Company agreed to accept $1,200,000 in cash in settlement of a balance on an impaired loan of $4,735,684. As a result, the Company charged off $3,535,684 of the balance against a previously established reserve. Simultaneously the Company also exercised, for a total consideration of $4,000, a warrant to purchase four million shares of common stock in the Client's parent corporation. These shares are held for sale with a market value on June 30, 2000 of $380,000. The common stock is subject to restrictions on sale or transfer according to Rule 144 of the Securities Act of 1933.

5. Stock Options. The Company maintains three stock option plans: (1) an Incentive Stock Option Plan ("Qualified Plan"), (2) a Non-Qualified Stock Option Plan ("Non-Qualified Plan"), and (3) its 2000 Stock Option Plan ("2000 Plan"), which allows for grants of both qualified and non-qualified options. No additional grants can be made under the Qualified or Non-Qualified Plans as of February 7, 2000. The 2000 Plan was approved by the board of directors of the Company on June 13, 2000, and is subject to the approval of the Company's shareholders. Subsequently, on August 8, 2000, the plan was approved by the shareholders. The Company continues to account for stock options under APB 25 and provides the additional disclosures as required by SFAS No. 123.

Qualified Plan - The Company had reserved 275,000 shares of common stock for issuance under its Qualified Plan. Options to purchase common stock were granted at a price equal to the fair market value of the stock on the date of grant or 110% of fair market value of the stock at the date of grant for stockholders owning 10% or more of the combined voting stock of the Company.

Non-Qualified Plan - The Company had reserved 150,000 shares of common stock for issuance under its Non-Qualified Plan. Options to purchase shares of common stock were granted at a price equal to the fair value of the stock at the date of grant, except in the case of options granted to directors, in which case the minimum price was the greater of $7.00 or 110% of fair value at the time of grant.

2000 Plan - The Company reserved the lesser of 450,000 or 8% of the then issued and outstanding shares of common stock for issuance under its 2000 Plan. As of June 30,2000 the amount of shares reserved was 199,969. No options have been granted under the 2000 Plan.

     The table below summarizes the option activity for all three plans for the three months ended June 30, 2000.


                                                              Three Months Ended
                                                                   June 30, 2000

                             Outstanding April 1                         155,400
                             Granted                                           -
                             Exercised                                         -
                             Forfeited or expired                              -
                             Outstanding                                 155,400
                                                                         =======

                             Exercisable                                 155,300
                                                                         =======



6. Restricted Stock Plan. The Company's board of directors approved the Company's 2000 Restricted Stock Plan for Non-Employee Directors on June 13, 2000. This plan reserved 175,000 shares of common stock for issuance to non-employee directors for past services. All of the shares were awarded on June 13, 2000, subject to the approval of the plan by the shareholders. The closing price of the Company's common stock as traded on the Nasdaq OTC Market on June 13 was $.51. Subsequently, on August 8, 2000, this plan was approved by the shareholders.

7. Income taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has reduced the deferred tax assets by utilizing a valuation allowance, because the deferred tax assets more than likely will not be realized. The remaining tax assets equal the deferred tax liabilities resulting from the unrealized gain on investment securities.


8. Uncertainties and Subsequent Events. The Company continued to incur net losses in the quarter ended June 30, 2000, although it has made further cuts in expenses and overhead. Through the collection of impaired assets, the Company repaid the Value Partners supplemental working capital loan, and believes it now has sufficient cash to support its operations for the remainder of the fiscal year. The Company continues to be in default on its Subordinated Notes Due September 2003 ("New Notes"). As noted below, the Company has reached agreement with the holders of the New Notes on a conversion to common stock.

The Company has also continued to develop its strategic turnaround plan (the "Plan"). The committee of outside directors appointed by the board of directors has negotiated the conversion of the New Notes held by Value Partners, Ltd. (plus accrued and unpaid interest thereon at 12.5% through the date of the exchange) into common stock of the Company at a price of $.95 per share, which is an important element of the Plan. The Company has offered the same terms of exchange to the remaining holders of the New Notes, a majority of whom have also agreed to the terms of the exchange.

Due to a low percentage of proxies obtained from shareholders, at the Company's annual meeting on August 8, 2000, the consideration of certain proposals which are key elements of the plan was adjourned until August 29, 2000. The proposals included:

- The re-incorporation of the Company under Delaware law to take advantage of provisions favorable to the Plan.
- A limitation on transfers of common stock by existing or potential holders of over 4.9% of outstanding shares, thereby helping to preserve the Company's net operating loss carryforwards ("NOL's") for future use.
- An increase in the number of authorized shares from 10,000,000 to 20,000,000 to facilitate the conversion and enable the Company to consider possible acquisitions of, or business combinations with, firms in financial services, involving the issuance of new shares.

The Company believes sufficient proxies can be gathered before the adjournment to adopt the proposals and that when the Plan is implemented, the Company will be positioned for future growth. The conversion of the New Notes to equity will reduce the Company's interest costs and position it to more effectively obtain new senior funding to expand its loan portfolio or to make acquisitions of other financial services businesses. The satisfactory completion of the Plan is essential, as the Company continues to have insufficient cash flow from operations to service the interest payments on the New Notes.

However, there can be no assurance that the provisions important to the plan will be adopted at the adjournment, that the Company will be successful in implementing the Plan, identifying and closing possible acquisitions of, or business combinations with, firms in financial services, re-deploying the amounts it currently has invested in nonperforming assets into new ABL relationships, or in securing new financing.

If the Plan can be accomplished, management believes that the Company will continue as a going concern.

9. Securities held for sale. The Company's investments in marketable equity securities are classified as available-for-sale. Investments classified as available-for-sale are measured at market value and net unrealized gains and losses are recorded as a component of stockholders' equity until realized.

10. Comprehensive Income. SFAS No.130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The following table discloses the components of the Company's comprehensive income:

                                   Three months ended  June 30,     Six months ended  June 30,

                                     2000            1999            2000            1999

Net (loss) ................... $    (77,282)   $(13,845,291)   $   (401,824)   $(13,590,037)

Other  comprehensive  income:
unrealized gains
on investment securities            376,000                         376,000

                                  ----------    ------------       --------    ------------
Comprehensive income ........  $    278,718    $(13,845,291)   $    (25,824)   $(13,590,037)


Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information. This Form 10-QSB contains certain "forward-looking statements" relating to the Company which represent the Company's current expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, seasonally, and variability of quarterly results, ability of the Company to continue its growth strategy, competition, and regulatory restrictions relating to potential new activities, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

General. The Company is a commercial finance institution which provides financing to small businesses, usually those with annual sales of $1 million to $10 million, through loans secured by accounts receivable, inventory, machinery and equipment, and real estate. Prior to the sale of its factoring business in October, 1999, the Company also purchased accounts receivable at a discount with recourse to the seller. Through its offering of advances secured by accounts receivable, inventory, machinery and equipment, and real estate ("Asset-Based Lending" or "ABL"), the Company provides its clients with the ability to expand their working capital and acquire productive business assets.

The Company's clients do not typically qualify for traditional bank financing because they are either too new, too small, undercapitalized, unprofitable, or otherwise unable to satisfy the requirements of a bank lender. Accordingly, there is a significant risk of default and client failure inherent in the Company's business.

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

Liquidity and Capital Resources. The Company's requirement for capital is a function of the level of its investment in receivables. The Company funds this investment through internally generated funds. The Company also has outstanding approximately $5 million in aggregate principal amount of convertible subordinated notes of which $357 thousand are due in September 2000 and $4.6 million are due in September 2003. The Company believes funds from the collection of impaired assets will be sufficient to finance the Company's funding requirements for the remainder of the fiscal year. The Company's expenses continue to exceed revenues, although costs have been reduced.

Impact of Inflation. Management believes that inflation has not had a material effect on the Company's income, expenses or liquidity during the six month periods ending June 30, 2000 and 1999. The Company's advances receivable bear interest primarily at fixed rates, and the majority of its notes payable are at fixed rates. Therefore, an environment of rising or falling interest rates would have little adverse affect on the Company's net interest spread.

Results of Operations. The following table sets forth certain items of revenue and expense for the periods indicated and indicates the percentage relationships of each item to total revenue.


                                        Three Months ended June 30,              Six Months ended June 30,

                                        2000                 1999                2000                    1999
                                        ----                 ----                ----                    ----

                                                  % of                  % of                   % of                 % of
                                    ($   000)   REVENUE   ($   000)   REVENUE    ($   000)   REVENUE   ($   000)   REVENUE
                                    --------    ------    --------    -------    --------    ------    --------    -----
Earned discounts and interest ..   $     85        41.7   $   598         80.7   $   217        53.2  $  2,213       87.2
Fees and other revenue ...........      119        58.3       143         19.3       190        46.8       324       12.8
                                       ------    ------    --------    -------    --------    ------    --------    -----
TOTAL REVENUE ..................        204       100.0       741        100.0       407       100.0     2,537      100.0
                                     --------    ------    --------    -------    --------    ------    --------    -----

EXPENSES

Compensation & fringe benefits .....    116        57.0       654         88.2       285        70.0     1,264       49.8
General and administrative .........    325       159.4     1,349        182.0       543       133.2     1,755       69.2
Interest expense ..................     205       100.7       335         45.3       347        85.1       711       28.0
Provision for credit losses ...........(366)     (179.3)    8,376      1,130.2      (366)      (89.7)    8,376      330.1
                                        -----    ------    --------    -------    --------    ------    --------    -----
TOTAL EXPENSES ........................ 281       137.9    10,714      1,445.7       809       198.6    12,105      477.1
                                        ----    ------    --------    -------    --------    ------     --------     -----

LOSS BEFORE INCOME TAX EXPENSE
                                        (77)      (37.9)   (9,973)    (1,345.7)     (402)      (98.6)   (9,568)    (377.1)
                                         -----    ------    --------    -------    --------    ------    --------    -----

INCOME TAX EXPENSE ..................     --       0.00     3,872        522.4        --         0.00     4,021      158.5
                                       -------    ------    --------    -------    --------   ------    --------    -----
NET LOSS ..........................$    (77)     (137.9)  $(13,845)     (823.3) $   (402)      (98.6)  $(13,590)   (535.6)

Total Revenue. Total revenue consists of (i) interest earnings on ABL advances receivable and, in previous periods, discounts on purchased invoices earned in the Company's factoring business from the purchase of accounts receivable and
(ii) fees and other revenue, which consists primarily of the premium which the Company receives over time based on the performance of the Purchased Receivables sold during 1999, along with application fees, commitment or facility fees and other transaction related financing fees.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

The following tables break down total revenue by type of transaction for the periods indicated and the percentage relationship of each type of transaction to total revenue.

                       For the Three Months Ended June 30,
                                    2000                1999

                Type of Revenue   Earned     Percent  Earned    Percent
                                  Revenue             Revenue
Discount on purchased invoices    $312,582      42.2

Earnings on advances receivable   $ 85,038      41.7  285,680      38.5

Fees and other revenue ........    118,783      58.3  142,872      19.3
                                  --------   -----   --------     -----

Total revenue .................    $203,821     100.0 $741,134     100.0
                                   ========   =====   ========     =====

                        For the Six Months Ended June 30,
                                   2000                  1999

             Type of Revenue ..   Earned        Percent Earned       Percent
                                  Revenue               Revenue
Discount on purchased invoices    $  693,273      27.3

Earnings on advances receivable   $  216,928      53.2  1,519,460      59.9

Fees and other revenue ........      190,546      46.8    324,446      12.8
                                  ----------   -----   ----------   -----

Total revenue .................   $  407,474     100.0 $2,537,179     100.0
                                  ==========   =====   ==========   =====

Total revenue decreased by $537 thousand and $2.1 million, or 72.5% and 83.9%, in the three and six month periods ended June 30, 2000 versus the same periods in 1999. Within total revenue, the Company had no discounts on purchased invoices in 2000 due to the sale of the factoring business. Earnings on advances receivable decreased by $200 thousand and $1.3 million, or 70.2% and 85.7% in the three and six months ending June 30, 2000 versus the same periods in 1999. The decrease in earnings on advances was attributable to the decrease in the outstanding balances of advances receivable. The Company added two new clients during the quarter ending June 30, 2000, but the new advances were offset by pay-downs by existing clients.

Fees and other revenue decreased $24 thousand and $134 thousand, or 16.9% and 41.3%, in the three and six months ended June 30,2000 as compared to the same periods in 1999. Fee income related to the factoring business and to new facilities or renewals and increases to existing accounts decreased due to the lower level of direct business, while the premium the Company expects to collect over time based on the performance of the Purchased Receivables sold in 1999 increased.

Compensation and Fringe Benefits. Comparing the three and six month periods ending June 30, 2000 and 1999, compensation and fringe benefits fell by $538 thousand and $979 thousand, respectively, or 82.2% and 77.4%. The differences in each period were due to primarily to a decreased number of employees.

General and Administrative Expense. Total general and administrative expenses during the three and six month periods ended June 30, 2000 fell by $1 million and $1.2 million, or 75.9% and 69.1%, compared with the corresponding periods in 1999, respectively. All categories of expense were lower due to the Company's greatly reduced operation.

Interest Expense. Interest expense fell by $130 thousand, or 38.8%, for the three months ending June 30, 2000 compared with the corresponding period in 1999. For the six months ending June 30, 2000,` interest was $364 thousand lower, or 51.2%. The decrease in interest expense is primarily attributable to a decrease in the average amount of debt outstanding, due to the payoff of the bank revolving credit and the supplemental working capital loan. The savings on interest due to the decrease in the amount of debt outstanding was partially offset in the three and six month periods ending June 30, 2000 because the Company is subject to the penalty rate of 14% per annum on the New Notes.

Provision for Credit Losses. During the three and six months ended June 30, 2000, the Company had charge-offs of $3.6 and $3.6 million, while recovering $7 thousand and $23 thousand. During the three and six months ending June 30, 1999, the Company had charge-offs of $8 thousand and $78 thousand, while recovering $178 thousand and $355 thousand. During the three months ending June 30, 2000, the Company also collected $272 thousand in excess of the allocated reserve on an impaired asset. To account for that collection, and to adjust the amount of unallocated reserves in light of the decrease in the amount of receivables at June 30, 2000, the Company took a negative provision of ($365) thousand for the three months and six months ended June 30, 2000. At $438 thousand, the allowance was 14.0% of total receivables (net of participations and unearned income), exclusive of life insurance policies, outstanding as of June 30, 2000. At June 30, 2000, $172 thousand of the allowance was allocated to non-performing accounts. At March 31,2000 the comparable figures were $4.3 million, or 50.4%, with $4 million allocated to non-performing.

The Company determines overall reserve levels based on an analysis which takes into account a number of factors including a determination of the risk involved with each individual client. Based on this analysis, the Company believes the allowance for credit losses is adequate in light of the risks inherent in the portfolio at June 30, 2000. The Company carefully monitors the portfolio, but a deterioration in one or more clients could have a material adverse effect on the Company.

Receivables. Receivables consist of the following, at the dates indicated.


                                                      June 30, 2000                        December 31,1999

      Invoices and insurance claims                            $209,631                            $234,445

        Less: unearned discount                                (13,953)                            (13,953)

      Life insurance policies (net)                           1,789,962                           1,889,962
                                                              ---------                           ---------

      Total purchased receivables                            $1,985,640                          $2,110,454
                                                             ==========                          ==========

      Advances receivable                                    $3,688,143                         $10,073,989

        Less: participation                                   (744,623)                           (744,623)
                                                              ---------                           ---------

      Total advances receivable                              $2,943,520                          $9,329,366

Non-performing receivables included within the above totals were $983 thousand at June 30, 2000 and $5.4 million at December 31, 1999.

From time to time, a single client or single industry may account for a significant portion of the Company's receivables. See Note 4 to the unaudited financial statements. The Company has adopted a policy to generally restrict the size of any one new client to a maximum of $500 thousand, and has reduced the size of the existing clients who were over that limit. The Company has entered into a participation in the amount of $850 thousand which is managed by a company majority owned by Value Partners, the Company's largest shareholder. This facility is expected to be outstanding for a very limited term. Although the Company carefully monitors client and industry concentration, there can be no assurance that the risks associated with client or industry concentration could not have a material adverse effect on the Company.

On April 5, 2000, the Company and a client entered into a settlement agreement, in which the Company agreed to accept $1.2 million in cash in settlement of a balance on an impaired loan of $4.8 million. As a result, the Company charged off $3.6 million of the balance against a previously established reserve. Simultaneously the Company also exercised, for a total consideration of $4 thousand, a warrant to purchase four million shares of common stock in the Client's parent corporation, with a market value on June 30, 2000 of $380 thousand. The common stock is subject to restrictions on sale or transfer according to Rule 144 of the Securities Act of 1933.

Uncertainties and Subsequent Events. The Company continued to incur net losses in the quarter ended June 30, 2000, although it has made further cuts in expenses and overhead. Through the collection of impaired assets, the Company repaid the Value Partners supplemental working capital loan, and believes it now has sufficient cash to support its operations for the remainder of the fiscal year. The Company continues to be in default on its New Notes. As noted below, the Company has reached agreement with a majority of the holders of the New Notes on a conversion to common stock.

The Company has also continued to develop its strategic turnaround plan (the "Plan"). The committee of outside directors appointed by the board of directors has negotiated the conversion of the New Notes (plus accrued and unpaid interest thereon at 12.5% through the date of the exchange) into common stock of the Company at a price of $.95 per share, which is an important element of the Plan.

Due to a low number of proxies obtained from shareholders at the Company's annual meeting on August 8, 2000, the consideration of certain proposals which are key elements of the plan was adjourned until August 29, 2000. The proposals included:

- The re-incorporation of the Company under Delaware law to take advantage of provisions favorable to the Plan.
- A limitation on transfers of common stock by existing or potential holders of over 4.9% of outstanding shares, thereby helping to preserve the Company's net operating loss carryforwards ("NOL's") for future use.
- An increase in the number of authorized shares from 10,000,000 to 20,000,000 to facilitate the conversion and enable the Company to consider possible acquisitions of, or business combinations with, firms in financial services, involving the issuance of new shares.

The Company believes sufficient proxies can be gathered before the adjournment to adopt the proposals and that when the Plan is implemented, the Company will be positioned for future growth. The conversion of the New Notes to equity will reduce the Company's interest costs and position it to more effectively obtain new senior funding to expand its loan portfolio or to make acquisitions of other financial services businesses. The satisfactory completion of the Plan is essential, as the Company continues to have insufficient cash flow from operations to service the interest payments on the New Notes.

However, there can be no assurance that the provisions important to the plan will be adopted at the adjournment, that the Company will be successful in implementing the Plan, identifying and closing possible acquisitions of, or business combinations with, firms in financial services, re-deploying the amounts it currently has invested in nonperforming assets into new ABL relationships, or in securing new financing.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS
For details regarding legal proceedings, see Note 3 to the unaudited financial statements contained in this Form 10-QSB.

ITEM 2.- CHANGES IN SECURITIES AND USE OF PROCEEDS
On June 13, 2000 the Company issued 175,000 shares of its common stock, no par value, to its outside directors in return for past service. The amount of consideration charged to expense for directors' fees was $89,250.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES
The Company has defaulted in the payment of interest on its convertible subordinated notes due September 30, 2003. The total interest which is in arrears as of the date of filing of this report is $421,398.68.

ITEM 6(a). - EXHIBITS
Exhibit 27.  Financial Data Schedule

ITEM 6(b). - REPORTS ON FORM 8-K None.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATE FINANCIAL CORPORATION
<




Date:    August 11, 2000

         /s/ Charles G. Johnson
         Charles G. Johnson
         Chief Executive Officer

Date:    August 11, 2000

         /s/ C. Fred Jackson
         C. Fred Jackson
         Chief Financial Officer