Form 10QSB
period 2000-09-30
ALLSTATE FINANCIAL CORP /DE/
filed 2000-11-14
CIK 852220

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)
     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                         Commission File Number 0-17832
                         Allstate Financial Corporation
                 (Name of small business issuer in its charter)


               Delaware                                        54-1208450
               --------                                       -----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


8180 Greensboro Drive,  McLean, VA                            22102
------------------------------------            --------------------------------
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


The number of shares outstanding of the issuer's common stock, no par value, as of November 6, 2000, was 7,668,004


Transitional Small Business Disclosure Format
(check one):  Yes         __    No     X

                         ALLSTATE FINANCIAL CORPORATION
                                   FORM 10-QSB
                                      INDEX

                                      Page

                                     Number
Part I - Financial Information
     Item 1 - Financial Statements
         Consolidated Condensed Balance Sheets at September 30, 2000 (unaudited)
               and December 31, 1999                                           3
         Consolidated Condensed Statements of Operations for the Three and Nine
               Months Ended September 30, 2000 and 1999 (unaudited)            4
         Consolidated Condensed Statements of Shareholders' Equity for the
               Year Ended December 31, 1999 and Nine Months Ended
               September 30, 2000 (unaudited)                                  5
         Consolidated  Condensed Statements of Cash Flows for the
               Nine Months Ended September 30, 2000 and 1999 (unaudited)       6

         Notes to Consolidated Condensed Financial Statements (unaudited)      7

     Item 2 -  Management's Discussion and Analysis  or Plan
         of Operations and Financial Condition                                 9

Part II - Other Information
     Item 1 - Legal Proceedings                                               13

     Item 2.- Changes In Securities And Use Of Proceeds                       13

     Item 3 - Defaults Upon Senior Securities                                 13

     Item 4 - Submission of Matters to a Vote of Security Holders             14

     Item 6 - Exhibits and Reports on Form 8-K                                14

Signatures                                                                    14

   PART I - FINANCIAL INFORMATION

   ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------- ----------------------- --------------------
                                                                                   September  30, 2000     December 31,1999
-------------------------------------------------------------------------------
------------------------------------------------------------------------------- ----------------------- --------------------
                                                                                           (Unaudited)
-------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------
Cash                                                                                        $2,319,383             $353,962
-------------------------------------------------------------------------------
Purchased receivables                                                                        1,711,426            2,110,454
-------------------------------------------------------------------------------
Advances receivable                                                                          2,301,301            9,329,366
                                                                                             ---------            ---------
-------------------------------------------------------------------------------
                                                                                             4,012,727           11,439,820
-------------------------------------------------------------------------------
Less: Allowance for credit losses                                                            (564,877)          (4,316,399)
                                                                                             ---------          -----------
-------------------------------------------------------------------------------
Total receivables - net                                                                      3,447,850            7,123,421
                                                                                             ---------            ---------
-------------------------------------------------------------------------------
Securities available for sale                                                                  236,000                    -
-------------------------------------------------------------------------------
Furniture, fixtures and equipment, net                                                          99,899              151,375
-------------------------------------------------------------------------------
Other assets                                                                                   193,791               43,643
                                                                                               -------               ------
-------------------------------------------------------------------------------
TOTAL ASSETS                                                                                $6,296,923           $7,672,401
                                                                                            ==========           ==========
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
Accounts payable and accrued expenses                                                       $1,019,113           $1,009,921
-------------------------------------------------------------------------------
Notes payable                                                                                        -            1,366,051
-------------------------------------------------------------------------------
Convertible subordinated notes                                                               4,954,000            4,954,000
                                                                                             ---------            ---------
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                            5,973,113            7,329,972
                                                                                             ---------            ---------
-------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
-------------------------------------------------------------------------------
Preferred stock, authorized 2,000,000 shares with
no par value; no shares issued or outstanding                                                        -                    -
-------------------------------------------------------------------------------
Common  stock,  par  value  $.01,  authorized   20,000,000,   issued  3,280,828,
outstanding 2,499,616 at September 30, 2000; no par value, authorized 10,000,000 shares, issued 3,105,828, outstanding 2,324,616
at December 31,1999 (exclusive of shares  held in treasury)                                     32,808               40,000
-------------------------------------------------------------------------------
Additional paid-in-capital                                                                  18,970,624           18,874,182
-------------------------------------------------------------------------------
Treasury stock, 781,212 shares                                                             (4,954,023)          (4,967,472)
-------------------------------------------------------------------------------
Accumulated deficit                                                                       (13,957,599)         (13,604,281)
-------------------------------------------------------------------------------
Accumulated other comprehensive income:
unrealized gains on investment securities                                                      232,000                    -
                                                                                               -------          -----------
-------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                     323,810              342,429
                                                                                               -------              -------
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $6,296,923           $7,672,401
                                                                                            ==========           ==========




See Notes to Consolidated Condensed Financial Statements

   ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
   (Unaudited)

  ----------------------------------------------
                                                             For the Three Months                    For the Nine Months
                                                              Ended September 30,                    Ended September 30,
  ----------------------------------------------
                                                           2000                 1999               2000                1999
                                                           ----                 ----               ----                ----
  ----------------------------------------------
  REVENUE
  ----------------------------------------------
  Earned discounts and interest                           $70,807            $592,511            $287,735          $2,805,244
  ----------------------------------------------
  Fees and other revenue                                   93,686              34,736             284,233             359,182
                                                           ------              ------             -------             -------
  ----------------------------------------------
  TOTAL REVENUE                                           164,493             627,247             571,968           3,164,426
                                                          -------             -------             -------           ---------
  ----------------------------------------------
  EXPENSES
  ----------------------------------------------
  Compensation and fringe                                 112,805             523,171             398,048           1,786,867
   benefits
  ----------------------------------------------
  General and administrative                              307,204             563,375             850,035           2,318,024
  ----------------------------------------------
  Interest expense                                        169,809             319,874             516,523           1,030,839
  ----------------------------------------------
  Provision for credit losses                           (473,830)             800,000           (839,319)           9,176,057
   (recovery)
  ----------------------------------------------
  Restructuring Charge                                         -              259,221                  -              259,221
                                                     ------------             -------        ------------             -------
  ----------------------------------------------
  TOTAL EXPENSES                                          115,988           2,465,641             925,286          14,571,008
                                                          -------           ---------             -------          ----------
  ----------------------------------------------
  INCOME (LOSS) BEFORE INCOME
   TAX EXPENSE                                             48,505         (1,838,394)           (353,318)        (11,406,582)
  ----------------------------------------------
  INCOME TAX EXPENSE                                            -               9,500                               4,031,349
                                                    -------------            --------       -------------           ---------

  ----------------------------------------------
  NET INCOME (LOSS)                                       $48,505        $(1,847,894)          $(353,318)       $(15,437,931)
                                                          =======        ============          ==========       =============
  ----------------------------------------------
  NET INCOME (LOSS) PER COMMON
   SHARE
  ----------------------------------------------
  Basic and Diluted                                          $.02             $(0.79)              ($.15)             $(6.64)
                                                             ====             =======              ======             =======
  ----------------------------------------------
  WEIGHTED  AVERAGE
   NUMBER OF SHARES OUTSTANDING
  ----------------------------------------------
  Basic and Diluted                                     2,499,616           2,324,616           2,403,644           2,324,400
                                                        =========           =========           =========           =========


See Notes to Consolidated Condensed Financial Statements

   ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

   YEAR ENDED DECEMBER 31, 1999 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000
  ---------------------- ----------- --------------- ---------------- ----------------- --------------------- -----------------
                                                                        Accumulated
                                       Additional                          Other          Retained Earnings
                           Common       Paid in         Treasury       Comprehensive          (Deficit)
                           Stock        Capital           Stock            Income                                Total
  ---------------------- ----------- --------------- ---------------- ----------------- --------------------- -----------------

   Balance - January
   1, 1999                  $40,000     $18,874,182     $(4,986,520)                 -              $3,646,809   $17,574,471
  ----------------------
   Amortization of
   treasury stock costs
                                  -               -           15,050                 -                       -        15,050
  ----------------------
   Conversion of
   convertible
   subordinated notes
   to 533 shares of
   common stock
                                  -               -            3,998                 -                       -         3,998
  ----------------------
   Net (Loss)                                                     -                               (17,251,090)  (17,251,090)
                            -------     ------------      -----------           ----------        ------------  ------------
   ---------------------
   Balance - December
   31, 1999
                            $40,000     $18,874,182     $(4,967,472)                             $(13,604,281)     $ 342,429
                            =======     ===========     ============            ==========       =============     =========
   ----------------------
   Amortization of
   treasury stock
   acquisition costs
   (unaudited)
                                                  -           13,449                 -                     -          13,449
   ----------------------
   Unrealized gains on
   investment
   securities
   (unaudited)
                                  -               -                -            232,000                     -         232,000
  ----------------------
   Issue of 175,000
   shares to
   non-employee
   directors
   (unaudited)
                                  -          89,250                -                 -                     -          89,250
  ----------------------
   Conversion of
   issued Virginia
   shares to $0.01 par
   value Delaware
   shares                   (7,192)           7,192                -                 -                     -               -
  ----------------------
   Net (Loss)
   (unaudited)                   -               -                 -                 -             (353,318)       (353,318)
                                 ------         --------          ---------     ----------         ---------       ---------
   ---------------------
   Balance - Sept. 30,
   2000
   (unaudited)              $32,808     $18,970,624     $(4,954,023)          $232,000           $(13,957,599)      $323,810
                            =======     ===========     ============          ========           =============      ========
  ----------------------

         See Notes to Consolidated Condensed Financial Statements

   ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         (Unaudited)

                                                                                      Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------

                                                                                           2000                       1999
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                                                      $(353,318)              $(15,437,931)
     Adjustments to reconcile net (loss)
      to cash provided (used) by operating activities:
      Depreciation - net                                                                 62,697                     53,587
      Automobiles                                                                             -                     65,440
      Provision for credit losses (recoveries)                                        (839,319)                  9,176,057
      Deferred Income Taxes                                                                                      3,960,946
      Changes in operating assets and liabilities:
       Other receivables                                                              (150,148)                    627,630
       Accounts payable and accrued expenses                                              9,192                  (284,901)
       Income taxes receivable                                                               -                       8,824
                                                                                ---------------                    -------
NET CASH  (USED) BY OPERATING ACTIVITIES                                            (1,270,896)                (1,016,340)
                                                                                    -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of receivables and  advances                                            (886,000)              (106,526,864)
     Collection of purchased receivables
      and advances receivable                                                         4,832,158                117,403,655
     Recoveries of charged-off assets (net of participant portion)                      623,981
     (Decrease) in credit balances of factoring clients                                       -                (4,146,426)
     Sale of Automobiles                                                                      -                      6,800
     Sale (Purchase) of furniture, fixtures and equipment                              (11,221)                  (181,394)
                                                                                       --------                  ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                      4,558,918                  6,519,771
                                                                                      ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from lines of credit                                                            -                 76,427,897
     Principal payments on lines of credit                                          (1,366,050)               (83,871,948)
     Treasury stock acquisition costs                                                    13,449                     12,219
                                                                                         ------                     ------
NET CASH PROVIDED (USED) BY FINANCING  ACTIVITIES                                   (1,322,601)                (7,431,832)
                                                                                    -----------                -----------
NET  INCREASE (DECREASE) IN CASH                                                      1,965,421                (1,928,401)
                                                                                      ---------                -----------
CASH, Beginning of period                                                               353,962                  2,420,644
                                                                                        -------                  ---------
CASH, End of period                                                                  $2,319,383                   $492,243
                                                                                     ==========                   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
     Interest paid                                                                      $67,250                   $283,111
                                                                                        =======                   ========

SUPPLEMENTAL SCHEDULE OF NONCASH
ACTIVITIES
     Conversion of factoring clients to ABL loans                                         $   -                 $9,309,511
     Issuance of common stock in exchange
      for convertible subordinated notes                                                  $   -                     $3,998
     Issuance of common stock as directors' fees                                        $89,250                       $  -
     Unrealized gain on securities available for sale received in
      settlement of non-performing advance                                           $1,156,000                          -
     Unrealized gain (loss) on securities available for sale                          ($924,000)                          -


See Notes to Consolidated Condensed Financial Statements

ALLSTATE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General. The consolidated financial statements of Allstate Financial Corporation and subsidiaries ("Allstate") included herein are unaudited for the periods ended September 30, 2000 and 1999; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. At the reconvened annual meeting of the shareholders of Allstate held on August 29, 2000, shareholders approved the reincorporation of Allstate as a Delaware corporation. The reincorporation into Delaware was completed on September 1, 2000. The consolidated financial statements for
Allstate at September 30, 2000 reflect adjustments related to the reincorporation as a Delaware corporation. The December 31, 1999 balance sheet has been extracted from audited financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S Securities and Exchange Commission. Allstate believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2. Lines of Credit. In January 2000, Allstate repaid its bank lenders in full. Previously Allstate obtained a $1,000,000 supplemental working capital loan from Value Partners Ltd. ("Value Partners"), Allstate's majority shareholder. On April 5, 2000 Allstate repaid the working capital loan in full. Allstate does not have any outside source of liquidity to fund new business, and is relying on collections of existing accounts and impaired assets to fund its current clients.

3. Certain Contingencies. At June 30, 2000 Allstate was a counterclaim defendant in Allstate Financial Corporation v. A.G. Construction, Inc. (n/k/a A.G. Plumbing, Inc.), American General Construction Corp., Adam Guziczek and Cheryl Lee Guziczek ("AG"), pending in the United States Bankruptcy Court for the Southern District of New York. In a 1993 action Allstate undertook an attempt to recover against AG. An answer and counterclaim was filed against Allstate.

In August 2000 Allstate entered into a settlement of the A.G. litigation. In exchange for the payment of $105,000, the successors to the party that filed the counterclaim agreed to drop their objection to the trustees' abandonment of the claim against Allstate.

Except as described above, Allstate is not party to any litigation other than routine proceedings incidental to its business, and Allstate does not expect that these other proceedings will have a material adverse effect on Allstate.

Allstate previously occupied approximately 8,000 square feet of space in an office building in Arlington, Virginia as its principal location. Allstate's lease on this property would have expired in December 2001. The cost of renting this office space was approximately $178,000 in 1999. At the end of May, 2000 Allstate was released from its obligations for the remainder of the lease term. Allstate sublets approximately 1,500 square feet of office space in a commercial building located in McLean, Virginia. The cost of renting at the new location will be approximately $30,000 during 2000. Allstate subleases from, and shares certain of the expenses of occupancy with, Harbourton Financial Corporation ("Harbourton"), a separate financial services firm that is majority owned by Value Partners.

4. Credit Concentrations. For the three months ended September 30, 2000, interest and fees from two clients each accounted for over 10% of Allstate's total earned revenue, representing 31.19% of Allstate's total revenue, as compared to 36.8% of revenue from the three largest clients, each of which accounted for over 10% of the total, in the three months ended September 30, 1999.

At September 30, 2000, one client accounted for more than 10% of Allstate's total receivables. The loan, which represented 21.2% of total receivables, is a participation in a loan which was originated by and is serviced by Harbourton.

Subsequent  to  September  30,  2000,   Allstate  purchased  from  Harbourton  a
participation interest in a second loan that accounted for more than 10% of Allstate's total receivables. This loan represented 29.9% of total receivables.

5. Stock Options. Allstate maintains three stock option plans: (1) an Incentive Stock Option Plan ("Qualified Plan"), (2) a Non-Qualified Stock Option Plan ("Non-Qualified Plan"), and (3) its 2000 Stock Option Plan ("2000 Plan"), which allows for grants of both qualified and non-qualified options. No additional grants can be made under the Qualified or Non-Qualified

Plans as of February 7, 2000. The 2000 Plan was approved by the board of directors of Allstate on June 13, 2000, subject to the approval of Allstate's shareholders. Subsequently, on August 8, 2000, the plan was approved by the shareholders. Allstate continues to account for stock options under APB 25 and provides the additional disclosures as required by SFAS No. 123.

Qualified Plan - Allstate had reserved 275,000 shares of common stock for issuance under its Qualified Plan. Options to purchase common stock were granted at a price equal to the fair market value of the stock on the date of grant or 110% of fair market value of the stock at the date of grant for stockholders owning 10% or more of the combined voting stock of Allstate.

Non-Qualified Plan - Allstate had reserved 150,000 shares of common stock for issuance under its Non-Qualified Plan. Options to purchase shares of common stock were granted at a price equal to the fair value of the stock at the date of grant, except in the case of options granted to directors, in which case the minimum price was the greater of $7.00 or 110% of fair value at the time of grant.

2000 Plan - Allstate reserved the lesser of 450,000 or 8% of the then issued and outstanding shares of common stock for issuance under its 2000 Plan. As of November 6, 2000 the amount of shares reserved was 450,000. No options have been granted under the 2000 Plan.

The table below summarizes the option activity for all three plans for the three months ended September 30, 2000.


                                          Three Months Ended
                                          September 30, 2000
 Outstanding July 1                             155,400
       Granted                                       -
       Exercised                                      -
Forfeited or expired                                  -
     Outstanding                                155,400
                                                =======

     Exercisable                                155,300
                                                =======


6. Restricted Stock Plan. Allstate's board of directors approved Allstate's 2000 Restricted Stock Plan for Non-Employee Directors on June 13, 2000. This plan reserved 175,000 shares of common stock for issuance to non-employee directors for past services. All of the shares were awarded on June 13, 2000, subject to the approval of the plan by the shareholders. The closing price of Allstate's common stock as traded on the Nasdaq OTC Market on June 13 was $0.51. Subsequently, on August 8, 2000, this plan was approved by the shareholders.

7. Income taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Allstate has reduced the deferred tax assets by utilizing a valuation allowance, because the deferred tax assets more than likely will not be realized. The remaining tax assets equal the deferred tax liabilities resulting from the unrealized gain on investment securities.

8. Uncertainties and Subsequent Events. Allstate achieved profitability during the quarter because of collections of previously charged -off assets. This permitted a provision for recoveries. Through the collection of impaired assets Allstate believes it now has sufficient cash to provide the funds required under the Harbourton merger agreement (see below) and support its operations for the remainder of the fiscal year.

Allstate continued to be in default on its 10% Convertible Subordinated Notes due September 2003 ("Allstate Notes") as of September 30, 2000. On October 5, 2000, Allstate filed a plan of arrangement with the Delaware Court of Chancery, setting forth the proposed conversion of the Allstate Notes together with accrued but unpaid interest, into common stock of Allstate at a price of $0.95 per share of common stock. (the "Notes Conversion"). The Delaware court approved the Notes Conversion on October 6, 2000, and minor changes were made to the approval order on October 11, 2000.

On October 26, 2000, Allstate Notes with an aggregate principal amount of $4,331,000, together with $578,970 of accrued but unpaid interest at a negotiated default rate of 12.5% simple, were converted into 5,168,388 shares of newly issued Allstate common stock. The remaining $266,000 of Allstate Notes were brought current. Value Partners held Allstate Notes with a principal balance of $4,197,000 and received 5,008,481 shares of Allstate common stock as a result of the Notes Conversion. Following the Notes Conversion, Value Partners held a total of 5,676,849 shares of Allstate common stock, representing 74.0% of the currently outstanding shares. Value Partners is now deemed to be in control of Allstate.

On October 2, 2000 all of Allstate's variable rate notes due September 30, 2000 and accrued interest thereon was paid.

Effective September 18, 2000 and September 25, 2000, respectively, Charles G. Johnson resigned as a director and as President of Allstate for personal reasons. David W. Campbell, Allstate's Chairman of the Board, was appointed interim President. In addition Timothy G. Ewing, who controls the general partner of Value Partners, was appointed a director of Allstate effective September 18, 2000.

On October 25, 2000, Allstate entered into an Agreement and Plan of Merger with Harbourton. Allstate's majority shareholder, Value Partners, currently controls 74.0% of Allstate and controls 95.7% of Harbourton. If the merger is completed, Value Partners will own approximately 84.8% of the common stock of Allstate. Under the terms of the proposed transaction Allstate will issue 7,516,162 new shares of Allstate common stock to the three shareholders of Harbourton, which equals 49.5% of the total 15,184,166 shares expected to be outstanding when the merger is completed. For purposes of the merger agreement, Allstate assigned a value of $0.95 per share to these new shares, which exceeds recent market prices. Allstate will also pay to the Harbourton shareholders an amount of cash equal to the difference between Harbourton's total stockholders' equity as of the month end preceding the closing of the merger and the assigned value of the Allstate common stock issued in the merger. Allstate expects the total cash amount will be at least $1,900,000. Because Value Partners holds more than 50% of the outstanding Allstate common stock and has agreed to approve the merger by written consent, approval and adoption of the merger agreement is assured. Each of the directors of Allstate has also agreed to approve the merger by written consent.

9. Securities Available for Sale. Allstate's investments in marketable equity securities are classified as available-for-sale. Investments classified as available-for-sale are measured at market value and net unrealized gains and losses are recorded as a component of stockholders' equity until realized. These shares have a market value on September 30, 2000 of $236,000. The shares are subject to restrictions on sale or transfer according to Rule 144 of the Securities Act of 1933.


10. Comprehensive Income. SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The following table discloses the components of Allstate's comprehensive income:


                                                 Three months ended September       Nine months ended September 30,
                                                              30,
                                                    2000              1999               2000             1999
           ---------------------------------- ----------------- ------------------ ----------------- ---------------

           Net Income (loss)                           $48,505       $(1,847,894)      $(353,318)     $(15,437,931)
           Other comprehensive income:
            Unrealized gain on securities
            available for sale received in
            settlement of advance                                                      1,156,000
           Unrealized gain (loss) on
           securities available for sale             (144,000)
                                              -      ---------       -------------
                                                                               -       (924,000)                  -
                                                                               --      ---------                  -
           Comprehensive income                      ($95,495)       $(1,847,894)      $(121,318)       $(15,437,931)
                                                     =========       ============     =============     =============


Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information. This Form 10-QSB contains certain "forward-looking statements" relating to Allstate which represent Allstate's current expectations or beliefs, including, but not limited to, statements concerning Allstate's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, seasonally, and variability of quarterly results, ability of Allstate to continue its growth strategy, competition, and regulatory restrictions relating to potential new activities, certain of which are beyond Allstate's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

General. Through its offering of advances secured by accounts receivable, inventory, machinery and equipment ("Asset-Based Lending" or "ABL"), Allstate provides its clients with the ability to expand their working capital and acquire productive business assets. Allstate has ceased to offer financing to new clients and is not increasing its facilities to existing clients. Prior to the sale of its factoring business in October 1999, Allstate also purchased accounts receivable ("Purchased Receivables") at a discount with recourse to the seller.

Allstate's clients do not typically qualify for traditional bank financing because they are either too new, too small, undercapitalized, unprofitable, or otherwise unable to satisfy the requirements of a bank lender. Accordingly, there is a significant risk of default and client failure inherent in Allstate's business.

Allstate's  subsidiary  Lifetime  Options,  Inc.  manages  a  portfolio  of life
insurance  policies  it  purchased  from  individuals  facing   life-threatening
illnesses. During 1997, Lifetime Options ceased purchasing policies.

Other than Lifetime Options, none of Allstate's subsidiaries is currently engaged in business which could have a material effect on Allstate.

Liquidity and Capital Resources. Allstate's requirement for capital is a function of the level of its investment in receivables. Allstate funds this investment through internally generated funds. Allstate also has outstanding approximately $266 thousand in aggregate principal amount of convertible subordinated notes due in September 2003. Allstate believes funds from the collection of impaired assets will be sufficient to finance Allstate's funding requirements for the remainder of the fiscal year. Allstate's expenses, net of provision for recovery, continue to exceed revenues, although costs have been reduced.

Impact of Inflation. Management believes that inflation has not had a material effect on Allstate's income, expenses or liquidity during the three or nine month periods ending September 30, 2000 and 1999. Allstate's advances receivable bear interest primarily at fixed rates, and its notes payable are at fixed rates. Therefore, an environment of rising or falling interest rates would have little adverse affect on Allstate's net interest spread.





                       THIS SPACE INTENTIONALLY LEFT BLANK

Results of Operations. The following table sets forth certain items of revenue and expense for the periods indicated and indicates the percentage relationships of each item to total revenue.


                                    Three Months ended September 30,            Nine Months ended September 30,
                                       2000                  1999                  2000                 1999
----------------------------------------------------------------------------------------------------------------------
                                          %  of                 %  of                %  of                 %  of
                                   ($000)  Revenue       ($000)  Revenue       ($000)  Revenue       ($000)  Revenue

Earned discounts and interest          71      43.0%        593      94.6%       288      50.3%      2,805      88.7%
Fees and other revenue                 93      57.0%         35       5.6%       284      49.7%        359      11.3%

TOTAL REVENUE                         164     100.0%        628    100.0%        572     100.0%      3,164     100.0%

EXPENSES
Compensation and fringe
 benefits                             113      68.5%        523      83.4%       398      69.6%      1,787      56.5%
General and administrative            307     186.1%        563      89.8%       850     148.6%      2,318      73.3%
Interest expense                      170     103.0%        320      51.0%       517      90.4%      1,031      32.6%
Provision for credit losses
 (recovery)                          (474)   (287.3%)       800     127.6%      (839)   (146.7%)     9,176     290.0%
Restructuring Charge                    0                   259      41.3%         0                   259       8.2%

TOTAL EXPENSES                        116      70.3%       2,465     393.1%       926     161.7%     14,571    460.5%

INCOME (LOSS) BEFORE INCOME
TAX EXPENSE                            48      29.7%     (1,837)   (293.1%)      (354)     -61.7%   (11,407)  (360.5%)


INCOME TAX EXPENSE                      0       0.0%         10       1.6%         0       0.0%      4,031     127.4%


NET INCOME (LOSS)                      48      29.7%     (1,847)   (294.7%)      (354)    (61.7%)   (15,438)   487.9%)

Total Revenue. Total revenue consists of (i) interest earnings on ABL advances receivable and, in previous periods, discounts on purchased invoices earned in Allstate's factoring business from the purchase of accounts receivable and (ii) fees and other revenue, which consists primarily of the premium which Allstate receives over time based on the performance of the Purchased Receivables sold during 1999, along with application fees, commitment or facility fees and other transaction related financing fees.

The following tables break down total revenue by type of transaction for the periods indicated and the percentage relationship of each type of transaction to total revenue.


                                                              For the Three Months Ended
                                                 September 30,2000                 September 30,1999
                                                 -----------------                 -----------------

            Type of Revenue                   Earned Revenue    Percent         Earned Revenue   Percent
            ---------------                       -------       -------            -------       -------

Discount on purchased invoices                            -          -             $288,910       46.1
Earnings on advances receivable                    $70,807        43.0              303,601       48.4
Fees and other revenue                             93,686        57.0                34,736        5.5
                                                   --------      ----                ------        ---

Total revenue                                     $164,493        100.0             $627,247       100.0
                                                 ==========      =====             ========       =====




                                                              For the Nine Months Ended,
                                                 September 30, 2000               September 30, 1999
                                                 ------------------               ------------------
                                                   Earned
            Type of Revenue                       Revenue      Percent      Earned Revenue      Percent
            ---------------                       -------      -------             -------      -------
Discount on purchased invoices                          -           -              $982,183        31.0
Earnings on advances receivable                   $287,735       50.3             1,823,061        57.6
Fees and other revenue                             284,233       49.7                359,182       11.4
                                                   -------       ----                -------       ----

Total revenue                                     $571,968      100.0            $3,164,426       100.0
                                                  ========      =====            ==========       =====


Total revenue decreased by $463 thousand and $2.6 million, or 73.8% and 81.9%, in the three and nine-month periods ended September 30, 2000 versus the same periods in 1999. Within total revenue, Allstate had no discounts on purchased invoices in 2000 due to the sale of the factoring business. Earnings on advances receivable decreased by $233 thousand and $1.5 million, or 76.7% and 84.2% in the three and nine months ending September 30, 2000 versus the same periods in 1999. The decrease in earnings on advances was attributable to the decrease in the outstanding balances of advances receivable.

Fees and other revenue increased $60 thousand or 169.7% in the three months ended September 30, 2000 compared to the similar period in 1999 and decreased $75 thousand or 20.9%, for the nine months as compared to the like period in 1999. Fee income related to the factoring business and to new facilities or renewals decreased due to the lower level of direct business, while the fee Allstate expects to collect over time based on the performance of the Purchased Receivables sold in 1999 increased.

Compensation and Fringe Benefits. Comparing the three and nine month periods ending September 30, 2000 and 1999, compensation and fringe benefits fell by
$410 thousand and $1.4 million, respectively, or 78.4% and 77.7%. The differences in each period were due primarily to a decreased number of employees.

General and Administrative Expense. Total general and administrative expenses during the three and nine month periods ended September 30, 2000 fell by $256 thousand and $1.5 million, or 45.5% and 63.3%, compared with the corresponding periods in 1999, respectively. All categories of expense were lower due to Allstate's significantly reduced operations.

Interest Expense. Interest expense fell by $150 thousand, or 46.9%, for the three months ending September 30, 2000 compared with the corresponding period in 1999. For the nine months ending September 30, 2000, interest was $514 thousand lower, or 49.9%. The decrease in interest expense is primarily attributable to a decrease in the average amount of debt outstanding, due to the payoff of the bank revolving credit and the supplemental working capital loan. The savings on interest due to the decrease in the amount of debt outstanding was partially offset in the three and nine month periods ending September 30, 2000 because Allstate is subject to the penalty rate of 14% per annum on the Allstate Notes.

Provision for Credit Losses (Recovery). During the three and nine months ended September 30, 2000, Allstate had charge-offs of $0 and $3.5 million, while recovering $600 thousand and $624 thousand (both net of participant portion of $119 thousand), respectively. During the three and nine months ending September 30, 1999, Allstate had charge-offs of $11 thousand and $96 thousand, while recovering $39 thousand and $217 thousand. During the three months ending September 30, 2000, Allstate also collected $179 thousand in excess of the allocated reserve on an impaired asset. To account for that collection, and to adjust the amount of unallocated reserves in light of the decrease in the amount of receivables at September 30, 2000, Allstate recorded a provision for recovery (negative loss provision) of $474 thousand for the three months ended September 30, 2000. At $565 thousand, the allowance was 14.1% of total receivables (net of participations and unearned income), exclusive of life insurance policies, outstanding as of September 30, 2000. At September 30, 2000, $376 thousand of the allowance was allocated to non-performing accounts. At June 30,2000 the comparable figures were $438 thousand, or 14.0%, with $172 thousand allocated to non-performing.

Allstate determines overall reserve levels based on an analysis which takes into account a number of factors including a determination of the risk involved with each individual client. Based on this analysis, Allstate believes the allowance for credit losses is adequate in light of the risks inherent in the portfolio at September 30, 2000. Allstate carefully monitors the portfolio, but deterioration in one or more clients could have a material adverse effect on Allstate.

Receivables. Receivables consist of the following, at the dates indicated.


                                                           September 30, 2000            December 31,1999
      --------------------------------------- ------------------------------ -----------------------------
      Invoices and insurance claims                                $196,556                      $234,445
      ---------------------------------------
        Less: unearned discount                                    (13,953)                      (13,953)
      ---------------------------------------
      Life insurance policies (net)                               1,528,823                     1,889,962
                                                                  ---------                     ---------
      ---------------------------------------
      Total purchased receivables                                $1,711,426                    $2,110,454
                                                                 ==========                    ==========
      ---------------------------------------
      Advances receivable                                        $2,301,301                   $10,073,989
      ---------------------------------------
        Less: participation                                               -                     (744,623)
                                                                -----------                   -----------
      Total advances receivable                                  $2,301,301                    $9,329,366
                                                                 ==========                    ==========



Non-performing receivables included within the above totals were $804 thousand at September 30, 2000 and $5.4 million at December 31, 1999.

From time to time, a single client or single industry may account for a significant portion of Allstate's receivables. See Note 4 to the unaudited financial statements. Allstate has adopted a policy to generally restrict the size of any one new client to a maximum of $500 thousand, and has reduced the size of the existing clients who were over that limit. Allstate has entered into a loan participation in the amount of $850 thousand which is managed by Harbourton. Additionally, subsequent to September 30 Allstate entered into an additional loan participation of $1.2 million with Harbourton. Although Allstate carefully monitors client and industry concentration, there can be no assurance that the risks associated with client or industry concentration could not have a material adverse effect on Allstate.

Uncertainties and Subsequent Events. See Note 8 to the unaudited financial statements.


PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS
For details regarding legal proceedings, see Note 3 to the unaudited financial statements contained in this Form 10-QSB.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS
Effective with the Notes Conversion on October 26, 2000 the following sections of the Indenture dated as of September 14, 1998, for the Allstate Notes were deleted in their entirety:
 Section 3.8 Limitation on Dividends
 Section 3.9 Limitations on Liens
 Section 3.10 Limitation on Line of Business
 Section 3.12 Limitations on Sale-Leaseback transactions
 Section 3.13 Limitation on Dividends
 Section 3.14 Authorized  Indebtedness to Consolidated Tangible Net Worth
 Section 3.15 Net  Non-Earning  Assets Over Average  Assets
 Section 3.16 Earnings to Debt Coverage
 Section 3.17 Limitation on Transactions  with Related Persons
 Section 3.18  Fundamental  Modification
 Section 3.19  Maintenance  of Properties,  Etc.
 Section 3.20 Comply With  Material  Agreements
 Section 3.21 ERISA
 Section 10.2  Directors
 In addition, Article 13 of the Indenture, Subordination, was modified to call for the Allstate Notes to be generally subordinated to all other senior debt.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES
The Company has defaulted in the payment of interest on its convertible subordinated notes due September 30, 2003. On October 26, 2000, notes with an aggregate principal amount of $4,331,000, together with $578,970 of accrued but unpaid interest at a negotiated default rate of 12.5% simple, were converted into 5,168,388 shares of newly issued Allstate common stock. The remaining $266,000 of notes were brought current.

ITEM 4. -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At a meeting of shareholders on August 8, 2000, all of the directors listed in the proxy statement dated July 11,2000 nominated by management for one year terms were elected. There was no opposition to management's nominations.
The following are the results of voting on proposals considered at the meeting, by the respective number of votes for, against or withheld for directors; and for, against or abstain, along with broker non votes, for other proposals.

                                                         For          Against      Withhold
Proposal  1.- Voting for all directors nominated:        2,154,617        77,800        92,199
                                                                                                     Broker
                                                         For          Against       Abstain         Non-Vote
Proposal 3.-  Approve the 2000 Stock plan                1,421,527        95,272         2,718            712,900
Proposal 4.- Approve the 2000 Restricted Stock
Plan for Non-Employee Directors                          1,418,687        97,612         3,218            712,900
Proposal 5.- Ratify the appointment of McGladrey
& Pullen, LLP as independent  auditors
                                                         2,215,399        13,000         4,018            712,900

Proposals 2a, 2b,2c,and 2d were adjourned to August 28. At the adjournment meeting the results of voting on the proposals considered at the meeting were:

                                                                                                    Broker
                                                         For          Against       Abstain         Non-Vote
Proposal 2a.- Approve reincorporation in Delaware
                                                         1,642,033        71,600         2,498            516,533
Proposal  2b.-  Approve a provision  in the  Delaware
charter  restricting  the transfer of securities.
                                                         1,641,733        71,400         2,998            516,533
Proposal 2c.- Approve an increase in the number
of authorized shares of common stock from 10
million to 20 million                                    1,620,273        93,960         2,398            516,033
Proposal 2d.-Approve provisions in the Delaware
bylaws restricting shareholder proposals and
nominations                                              1,628,473        85,260         2,398            516,533

ITEM 6(a). - EXHIBITS
Exhibit 27.  Financial Data Schedule

ITEM 6(b). - REPORTS ON FORM 8-K None.

SIGNATURES
In accordance with the requirements of the Securities and Exchange Act of 1934, Allstate caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATE FINANCIAL CORPORATION


Date:

         /s/ David W. Campbell
         David W. Campbell
         Chief Executive Officer


Date:    November 14, 2000

         /s/ C. Fred Jackson
         C. Fred Jackson
         Chief Financial Officer