Form 10KSB
period 2000-12-31
ALLSTATE FINANCIAL CORP /DE/
filed 2001-04-02
CIK 852220

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    Annual report under Section 13 or 15(d) of the Securities Exchange Act of
                1934 for the fiscal year ended December 31, 2000

                             Commission File Number
                                     0-17832

                         Allstate Financial Corporation
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                              54-1208450
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization

         8180 Greensboro Drive, McLean, VA                22102
      (Address of principal executive offices)         (Zip Code)

         Issuer's telephone number, including area code: (703) 883-9757

      Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                 $.01 par value

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

Revenues for year ended December 31, 2000 were  $1,465,115

The aggregate market value of 1,735,455 shares of common stock held by non affiliates as of March 27, 2001 was $1,301,591, computed by reference to the closing market price at which the stock was traded on the OTC Bulletin Board (Symbol : ASFN).

         The number of shares outstanding of the issuer's common stock, as of March 27, 2001 was 15,184,164

                      DOCUMENTS INCORPORATED BY REFERENCE.
               Portions of the Proxy Statement for the 2001 Annual
                       Meeting of Stockholders (Part III)

      Transitional Small Business Disclosure Format (check one): Yes _ No X

Part I

This Form 10-KSB may contain certain "forward-looking statements" relating to the Company (defined in Item 1 below) that represent the Company's current expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negatives or other variations thereof, or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, seasonality, and variability of quarterly results, ability of the Company to continue its growth strategy, competition, and regulatory restrictions relating to potential new activities, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Item 1.  Description of Business

Business Development

Allstate Financial Corporation (the "Company") was formed in 1982 as a Virginia Corporation. In 2000, the Company changed its state of incorporation to Delaware and, on November 30, 2000, acquired Harbourton Financial Corporation ("Harbourton") by merger. Harbourton was a Delaware corporation formed in August 1998 to acquire the assets of Harbourton Residential Capital Co., L.P. The Company's principal business is to provide financing to the residential building and development community, through products that were previously offered by Harbourton. Although it is no longer active in these business lines, the Company has a portfolio of commercial finance loans to small and middle-market businesses secured by accounts receivable, inventory, and machinery and equipment. In October 1999, the Company sold its factoring business, the portion of the business that purchased discounted invoices with recourse. The Company will continue to receive revenue from this sale for the foreseeable future, under an agreement with the purchaser to pay the Company part of the purchaser's net revenue earned from new factoring activities with the borrowers acquired from the Company. The Company's subsidiary Lifetime Options, Inc. manages a portfolio of life insurance policies it purchased from individuals facing life-threatening illnesses. During 1997, Lifetime Options ceased purchasing policies.

On October 5, 2000, the Company and the holders of its 10% convertible subordinated notes due September 30, 2003, on which the Company was in default as to the payment of interest and certain financial covenants, filed a plan of arrangement with the Delaware Court of Chancery that proposed a conversion of $4.3 million of notes, together with accrued but unpaid interest calculated at a rate of 12.5%, into common stock of the Company at a price of $0.95 per share of common stock (the "Notes Conversion"). The Delaware court approved the Notes Conversion on October 6, 2000; minor changes were made to the approval order on October 11, 2000. The conversion of the notes (plus accrued and unpaid interest thereon) occurred on October 26, 2000. Of the $4.6 million of principal outstanding on the notes, $4.3 million, together with $579 thousand of accrued but unpaid interest, was converted into 5,168,388 shares of newly issued common stock. Value Partners, Ltd. ("Value Partners") held notes with a principal balance of $4.2 million plus accrued interest, at 12.5%, of $561 thousand, and received 5,008,481 shares of common stock as a result of the Notes Conversion. Value Partners owned approximately 27% of the Company's common stock as well as 94% of the Notes before the exchange. As a result of the exchange, Value Partners owned 74.0% of the Company's common stock. As of that date, Value Partners acquired a controlling interest in the Company. Holders of the remaining $266,000 of notes waived default interest and received interest at the 10% note rate on the same day. The remaining holders retained their right to convert their notes into common stock of the Company at $6.50 per share.

On November 30, 2000, the Company acquired Harbourton. Harbourton had total assets of $11.9 million and liabilities of $2.7 million at the date of the merger, giving it net shareholders' equity of $9.2 million. The Company issued 7,516,160 new common shares and paid $2.1 million in cash to Harbourton's shareholders. Harbourton was merged into the Company and the Company was the surviving entity. The Company's majority shareholder, Value Partners, was the holder of 95.7% of Harbourton's common shares and received 7,191,414 shares of stock and $2 million. Following the merger transaction Value Partners owned approximately 84.8% of the Company's common stock.

Unless  the  context  requires  or  otherwise  permits,  all  references  to the
"Company"   include  Allstate   Financial   Corporation  and  its  wholly  owned
subsidiaries.

The Company's corporate offices in McLean, Virginia house its executive offices and borrower administration activities. Its Hanover, Maryland office is responsible for accounting and all aspects of servicing and administration of loans.

Business of Issuer

Principal Products

The Company's primary business is originating loan financing for builders/developers of residential projects. Typically, a participation in each loan is sold to another financial institution. The Company is active in Maryland, Virginia, North Carolina and Florida.

The primary product offered by the Company is one developed to serve a specific market niche, a loan for acquisition, development and construction ("AD&C" loan). In the AD&C loan, the Company provides higher amounts of funding based on loan to costs than traditional bank lenders. Yields to the Company on the structure provide returns that may approach those traditionally earned by equity investments, with control and rights typically held by a first trust lender. The loan is structured as a revolving credit secured by a first mortgage or deed of trust and provides funding for land acquisition, development of infrastructure, and construction of units as necessary. Typically, personal guarantees are also obtained. The Company relates equity requirements to a percentage of the maximum outstanding balance of the AD&C loans, with most requiring between 10% and 15% of the maximum outstanding loan balance as equity at closing. The equity calculation relates to the Company's established underwriting criteria requiring a minimum of 10% of total costs funded in equity in the project at all times. This equity, coupled with restriction on starts of new units ahead of sales of finished units, minimizes risk found in loans based solely on loan-to-value. The target customer base is regional builder/developers, usually with production levels less than $50 million annually, with financial resources to support the loan request. The Company's AD&C structure allows continued growth for the builders /developer, with a more efficient use of its own equity or the ability to spread limited third party equity into multiple projects. Interest rates on the Company's AD&C loans are prime based and fees are based upon the committed amount, with the majority collected at closing. Loan terms range from 12 to 36 months with the average being 29 months at December 31, 2000.

A companion product to the Company's AD&C financing is mezzanine or "gap" loan financing in residential for-sale homebuilding and land development projects, with AD&C financing provided by traditional banking sources. The loan is structured as a term credit secured by a second mortgage or deed of trust. Traditionally, financing of this type has been provided by local investors in a highly fragmented fashion, with the builders/developer forced to raise equity on an individual transaction basis from investors with little working knowledge of the business. Careful selection of builders/developer partners and active, hands-on asset management functions are the key elements of minimizing risk and investment exposure in this product. In general, the Company seeks "in-fill" projects (sites situated in established communities) which are less susceptible to nearby competition and market swings. Builders/developer partners are selected based on successful records of accomplishment and reputations for integrity and performance. A key element in project selection is that builders/developer partners invest at least 5% to 10% of the equity requirement and provide personal guarantees on bank AD&C debt. The financing by the Company usually is structured as mezzanine debt in a development entity, subordinate to the first trust lender providing AD&C financing. Project underwriting entails similar analysis and asset management functions developed for AD&C lending, with extensive reporting and performance requirements from the borrowers, which, if not achieved, trigger additional input and control by the Company.

The Company's commercial finance products consisted of financing for small and medium-sized businesses, usually those with annual sales of $1 million to $10 million per year. Through its offering of advances secured by accounts receivable, inventory, and machinery and equipment ("Asset-Based Lending" or "ABL"), the Company provided its borrowers with the ability to expand their working capital and acquire productive business assets. As a result of the merger transaction, the Company elected to cease making new loans in the ABL area and focus on the residential building and development lending.

During October 1999, the Company sold its portfolio of factoring borrowers. The Company will receive a premium over time based on agreement with the purchaser to pay the Company part of the net revenue earned from new factoring activities with these borrowers. The Company does not intend to re-enter the factoring business.

Distribution Methods

The Company relies principally on direct management contacts with prospects for the origination of new loans. Management has extensive experience in the real estate industry and has developed relationships with a significant group of existing and potential borrowers in the Company's markets. The Company achieves a high degree of repeat transactions with its existing borrowers. Referrals are also received from professional contacts with attorneys, engineers, and architects.

The ABL product was marketed through referrals from the financial community, business consultants, lawyers, accountants, commercial and investment bankers. The Company required extensive financial information and reporting from borrowers who sought to qualify for its ABL product, and believed that these kinds of referral sources were more likely to provide prospects that will qualify for such financing. Through its BusinessFundingUSA site on the World Wide Web (now closed), the Company received applications over the internet for its ABL product directly from prospective borrowers.

Competition

The Company, because of its ability to offer customized loan products to builders/developers, operates in a niche market that is served by only a small group of private investors. The market for AD&C loans is highly fragmented, with few sources of capital beyond traditional bank financing available for the Company's target market of regional builders/developers. The Company achieves a significant competitive advantage when competing with traditional bank financing since its AD&C product is designed to be structured to fit the specific needs of each borrower, including the ability to provide higher amounts of funding based on loan to costs. The Company competes with many sources of financing, including traditional bank lenders and private investors. Many of these competitors have significant financial, marketing and operational resources, and may have access to capital at lower costs than the Company can obtain.

In its ABL business, the Company faced competition from other asset-based lenders, and commercial banks that offered secured financing. Due to the size of facilities that it offered, the Company competed with both regional sources of financing and large national organizations.

Sources of Capital

The Company's requirement for capital is a function of the level of its generation of and investment in receivables. The Company funds this investment through participations, shareholders' equity, its bank line of credit, convertible subordinated notes, and internally generated funds. The Company expects an increase in the cash flow generated from operating activities. The cash flow is positively impacted by the ability to use the net operating loss carryforward to offset the payment of income taxes.

The Company sells participation interests in its loans in a structure designed to provide credit enhancement to participants as well as incentives for the Company to efficiently service and administer loans. The Company retains an interest in each loan, with repayment on a pro rata basis with the participant. Since the interest retained by the Company is subordinate to that of the participant, the Company assumes the risk of loss up to the amount of the retained interest in the loan. Each transaction is treated as an individual loan with no cross collateralization and no blanket subordination. Loan to value to the participant will range from 50% to 70% after giving consideration to the Company's subordinated interest. This structure provides the participant with an investment with reduced risk, and without the cost of origination and servicing. All loans and subsequent participations are structured to meet the requirements of applicable law and regulatory guidelines. The Company currently has participations with four sources including banks and a major nonbank financial services company. The largest of these facilities is an agreement wherein the Company may offer up to $55 million in participation interests to the participant. The Company may seek to establish relationships with new participants or increase the level of existing agreements.

The Company has available a secured line of credit in the amount of $2.5 million. The facility carries an interest rate equal to the prime rate plus 1.5%, and expires May 11, 2001. The lender has been granted a collateral security interest in two mezzanine loans having a combined original principal indebtedness of $4.3 million and a balance at December 31, 2000 of $2.8 million (net of a participation sold of $1.1 million). In addition, the lender has been granted a general assignment of the Company's right to all collections from notes. The loan agreement contains financial covenants of the type usually required in such an agreement, including a prohibition on the payment of dividends. The Company may seek to expand this facility on similar terms.

         The Forebearance Agreement (as hereinafter defined) with the Company's revolving bank credit group expired on December 24, 1999. Line of credit availability at December 31, 1999 was zero. The banks were owed $566 thousand as of December 31, 1999. The interest rate on the line of credit was equal to the agent lender's base rate plus 4.75%. The loan was repaid in full on January 13, 2000.

         To augment its working capital during the forebearance period, the Company obtained a $1 million working capital loan from Value Partners. The working capital loan bore a 10% rate of interest, which was payable quarterly, and required mandatory prepayments of 25% of collections of certain assets. The outstanding balance of the loan was due March 31, 2000. As of December 31, 1999, the Company owed $780 thousand on the working capital loan. The loan was paid in full on April 5, 2000.

As of December 31, 1999, the Company had convertible subordinated notes due September 30, 2000 convertible into common stock of the Company at $7.50 per share and bearing an adjustable interest rate equal to the prime rate plus 1.25% outstanding, with an aggregate principal balance of $357 thousand. The notes were paid at maturity on September 30, 2000.

At  December  31,  1999,  the  Company  had  $4.6  million  of  10%  convertible subordinated notes ("Notes") due September 30, 2003 convertible into common stock of the Company at $6.50 per share. The notes are unsecured and subordinated in payment to all other senior debt of the Company. The Company was in default on the interest payments due December 31, 1999 through September 30, 2000 and on certain financial covenants as well. On October 26, 2000 the Company converted $4.3 million of the Notes (plus accrued and unpaid interest thereon calculated at a rate of 12.5%), into common stock of the Company at a price of $0.95 per share. Of the $4.6 million of principal outstanding on the Notes, $4.3 million, together with $579 thousand of accrued but unpaid interest, was converted into 5,168,388 shares of newly issued common stock. Value Partners held Notes with a principal balance of $4.2 million, plus accrued interest, of $561 thousand, and received 5,008,481 shares of common stock as a result. As of that date, Value Partners acquired a controlling interest in the Company. Holders of the remaining $266,000 of notes waived default interest and received interest at the 10% note rate on the same day. The remaining holders retained their right to convert their notes into common stock of the Company at $6.50 per share. At December 31, 2000, $266 thousand of Notes remained outstanding. The Company expects that this conversion will decrease interest expense by approximately $430 thousand per year.

Borrower Base

The Company's borrowers consist of regional and local residential builders/developers that have established histories of successful project development and home construction. The borrowers have demonstrated financial capability with annual sales revenue of $10 to $75 million. The borrowers actively manage and participate in each of their projects.

         The Company's ABL borrowers are small- to medium-sized growth and turnaround companies with annual revenues typically between $1 million and $10 million. The Company's borrowers have not typically qualified for traditional bank financing because they are either too new, too small, undercapitalized (over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank lender. Accordingly, there is a significant risk of default and borrower failure inherent in the Company's ABL business.

The purchased receivables are due primarily from major insurance companies.


The following table indicates the composition of the Company's portfolio, net of deferred income, by loans receivable and purchased receivables, as of December 31, 2000 and 1999 (Dollars in thousands).


                     Composition of the Company's Portfolio
                                       2000                        1999
                                Amount        %           Amount            %

Loans receivable               $12,838       89.0%        $9,329           81.6%
Purchased receivables            1,589       11.0%         2,110           18.4%
Total portfolio                $14,427      100.0%       $11,439          100.0%

The following table indicates the composition of the Company's retained loan portfolio, net of deferred income, by loan product, as of December 31, 2000 and 1999 (Dollars in thousands).

            Loans Receivable, Net of Deferred Income, by Loan Product

Loan Product                              2000                      1999
                                   Amount         %        Amount      %
ADC                                $6,516        50.8%     $  -            -
Mezzanine                           5,059        39.4%            -            -
Asset-based                         1,146         8.9%        9,191        98.5%
Other                                 117         0.9%          138         1.5%
                    All products  $12,838       100.0%       $9,329       100.0%

The following table indicates the composition of the Company's retained loan portfolio, net of deferred income, by type of borrower business as of December 31, 2000 and 1999 (Dollars in thousands).

         Loans Receivable, net of Deferred Income, by Borrower Business

Business of Borrower                     2000                      1999
                                  Amount         %         Amount       %
Builders/developer              $11,575         90.2%      $  -             -
Apparel manufacturer                  2          0.0%          147          1.6%
Computer distributor                  -             -          179          1.9%
Construction supply                 464          3.5%          438          4.7%
Food distributor                     34          0.3%           61          0.7%
Jewelry manufacturer                  -             -        4,833         51.8%
Printing, direct mail               126          1.0%        1,333         14.3%
Trucking                            151          1.2%        1,590         17.0%
Video distributor                   369          2.9%          610          6.5%
Other                               117           0.9%         138          1.5%
                     Totals     $12,838        100.0%       $9,329        100.0%

The following table indicates the composition of the Company's retained loan portfolio, net of deferred income, by state of the borrower's operation, as of December 31, 2000 and 1999 (Dollars in thousands).

    Loans Receivable, net of Deferred Income, by State of Borrower Operation

State                                    2000                      1999
                                 Amount          %         Amount         %
Florida                          $4,420        34.4%         $  -            -
North Carolina                    3,188        24.8%            -            -
Maryland                          2,373        18.5%            -            -
Virginia                          1,594        12.4%            -            -
New Jersey                          617         4.8%        2,396        25.7%
New York                             84         0.7%        5,765        61.8%
California                          369         2.9%          829         8.9%

State                                    2000                      1999
                                Amount      %             Amount      %
Delaware                             76         0.6%           68         0.7%
Pennsylvania                          -            -          147         1.6%
Wisconsin                           117         0.9%          124         1.3%
                                $12,838       100.0%       $9,329       100.0%



From time to time, a single borrower or single industry may account for a significant portion of the Company's loans receivable. At December 31, 2000, four borrowers each accounted for more than 10% of loans receivable, net of deferred income, for a total of 61.5%. At December 31, 1999, two borrowers each accounted for more than 10% of loans receivable, net of deferred income, and those two together accounted for 51.5% of the total.

 For the year ended December 31, 2000, one borrower accounted for greater than 10% of the Company's total revenue, at 20.2%. This borrower is not classified as non-earning. For the year ended December 31, 1999, three borrowers accounted for 25.8% of the Company's total earned discounts and interest. Two of these borrowers were classified as non-earning and were written-off during 1999. The third borrower paid off all outstanding balances prior to the end of 1999.

There is very little turnover among the Company's builders/developer borrowers. The borrowing relationship is extended because of the term of each transaction and the Company's ability to maintain a relationship with the borrowers in subsequent projects.

Historically, in its ABL business, the Company had not expected to maintain a funding relationship with a borrower for more than two years. The Company expected that its borrowers would qualify for more competitively priced bank or asset-based financing within that period, or would be liquidated. Therefore, the Company's major ABL borrowers have tended to change significantly over time.

Government Regulation

State usury laws generally limit the amount of interest that a creditor may contract for, charge or receive in connection with the lending of money. In Virginia, where the Company's principal offices are located, there are no restrictions on the rates of interest and fees that may be charged by the Company to borrowers.

Employees

The Company currently has eight employees. None of the Company's employees is a party to any collective bargaining agreement.

Item 2.  Description of Property

The Company's principal offices occupy approximately 2,400 square feet of space in an office building in McLean, Virginia. The Company's lease on this property expires in May 2003. The cost of renting this office space (with the operations of the residential building and development business included for the period November 1 through December 31, 2000) was approximately $28 thousand in 2000. In 1999, the Company leased a previous space for $178 thousand.

The accounting and loan administration functions of the Company are housed in Hanover, Maryland, in a leased facility of approximately 1,950 square feet. The lease expires in May 2003. The rent paid on this lease during 2000 was approximately $6 thousand.

Commencing November 1997, the Company also occupied approximately 2,500 square feet of space in an office building in New York City. The Company elected to terminate the lease in February 1999 for a total expense, including rent to the termination date, of $35 thousand. At the same time the Company leased an executive suite facility in New York City for a term ending July 1999. The annual rent on the new facility was approximately $26 thousand. That lease was terminated in July 1999.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to A Vote of Security Holders

The shareholders of the Company took action by written consent November 30, 2000 to approve the proposal to merge with Harbourton Financial Corporation. A majority of outstanding shares was required to approve the motion. The motion was approved. The results of voting, by numbers of votes recorded, were as follows:

                          Against the
For the proposal:          proposal:              Abstain:      Not Represented:
       5,621,849                  0                     0             2,046,155

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded on the OTC Bulletin Board (Symbol ASFN). Before October 18, 1999, the Company's common stock was traded on the Nasdaq Stock Market.

The following table sets forth the range of high and low bids for the Company's common stock in the over the counter market for the periods indicated, as furnished by the National Association of Securities Dealers, Inc. These bids represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

        Fiscal Years Ended December 31,
                                        2000                        1999
                                 High            Low        High            Low
First Quarter                   $1.31           $0.36      $4.50           $3.50
Second Quarte                   $0.81           $0.19       7.09            2.03
Third Quarter                   $0.75           $0.44       2.13            0.47
Fourth Quarte                   $0.75           $0.41       0.56            0.36

On March 27, 2001, there were approximately 39 stockholders of record based on information provided by the Company's transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders of the Company because a significant portion of the Company's stock is held in street name. Based on the best information made available to the Company by the transfer agent, there are approximately 530 beneficial holders of the Company's common stock.

The Company has not paid a dividend and does not anticipate paying cash dividends to holders of its common stock for the foreseeable future. The payment of dividends is restricted under the Company's line of credit agreement with its bank. The Company currently intends to retain any earnings for future capital requirements and growth.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Year ended December 31, 2000 vs. year ended December 31, 1999

On November 30, 2000, the Company acquired Harbourton, which was merged into the Company; the Company was the surviving entity. The portion of the net Harbourton assets acquired from Value Partners was recorded at historical cost, in a manner similar to a pooling of interests accounting. The portion of the Harbourton assets acquired from the minority shareholders was recorded at market value. The financial statements have been restated back to the date that the two companies came under common control due to the Notes Conversion. Thus, the operations for the year ending December 31, 2000 include the results of Harbourton for only the months of November and December 2000.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto and other information in this Annual Report on Form 10-KSB. Historical results and trends which might appear should not be taken as indicative of future operations.

Total assets increased by $10.0 million to $17.7 million at December 31, 2000 from $7.7 million.

The December 31, 2000 balance of asset-based loans was $1.5 million, vs. $9.2 million at December 31, 1999. (See "Business of Issuer-Borrower Base") As a result of the Harbourton merger, the Company added $11.9 million of residential building and development loans. Purchased receivables, net of deferred income and allowances, dropped to $1.6 million at December 31, 2000 from $2.0 million at December 31, 1999, due primarily to the collection of $366 thousand in life insurance proceeds, with the balance in collections of litigation claims receivable.

During 1999, the Company suffered a high level of credit losses. Due to these losses, the Company was not in compliance with the covenants in its revolving bank line of credit. The Company negotiated an agreement with the bank group which called for the bank group to forebear from exercising its rights to demand payment (that agreement, and successor agreements, are hereinafter called the "Forebearance Agreement(s)") while the Company attempted to obtain sufficient liquidity to repay the bank group. With no other immediate source of financing, the Company, with the concurrence of the bank group, elected to dispose of substantially all of the factoring and asset-based loan assets, through sales or accelerated collections, to pay off the bank line of credit. On October 29, 1999, the Company sold the purchased receivables and the asset-based loans related to its factoring business to Metro Factors, Inc. ("Metro"), for $6 million, a price that approximated the carrying value of the assets involved. Simultaneous with the sale, the Company purchased a participation in each of the loans associated with the factoring borrowers for $1.5 million. Metro will act as the servicer of these participations. The Company will receive a premium over time based on the performance of the purchased receivables sold to Metro. The Company did not record any gain or loss on this transaction. At the time of the sale, the Company took a restructuring charge to downsize the operations. In addition, in December 1999, the Company sold an asset-based loan. The proceeds of both asset sales were applied to the revolving bank line of credit. At December 31, 1999, the Company had performing asset-based loans of $3.9 million, including the $1.5 million in participations acquired as part of the sale of the factoring portfolio. During January of 2000, a second ABL was paid off before maturity, with the proceeds paying the revolving bank line of credit in full. The Company had one large ABL remaining of $1.5 million. This borrower was informed that its line of credit would not be renewed at its March 31, 2000 maturity date. The borrower subsequently arranged other financing and substantially paid down its balance. The Company did not extend any new asset-based loans in 2000, but focused instead on servicing the existing portfolio and on collections of non-performing and charged off accounts.

Securities held for sale represents an equity investment in a former asset-based borrower. The Company acquired the securities in 2000 in partial settlement of a non-performing loan through the exercise of an option to purchase the securities for consideration of $4 thousand. The sale of the securities is restricted for a period of one year from the date of purchase by the Securities Act of 1933.

At December 31, 2000 and 1999, the Company had $3.3 million and $0 in deferred income taxes (net of valuation allowances of $5.7 million and $9.2 million), respectively. Income taxes receivable represent an overpayment of estimated taxes by Harbourton prior to the merger. The deferred income taxes represent projected decreases in taxes payable in future years as a result of carryforwards at the end of each year. The Company provided ($3.0) million to reverse part of the $9.2 million tax provision it took in 1999. During 1999, the Company established a $9.2 million allowance against deferred income taxes of the same amount since it appeared to be unlikely that the Company would realize these tax savings in the near future. Because of the Harbourton merger, the Company reevaluated its consolidated tax position and determined that the recovery of at least a portion of the deferred tax asset was likely. See note 6 to the Financial Statements-Income Taxes.

Other assets increased to $154 thousand from $44 thousand, primarily because of increased accounts receivable arising from the merger with Harbourton.

Total liabilities decreased significantly, to $2.6 million at December 31, 2000 from $7.3 million at December 31, 1999.

Notes payable were $1.4 million at December 31, 2000, approximately the amount as at December 31, 1999. During 2000, the Company repaid the entire balances of both of the lines of credit outstanding at December 31, 1999. The Company assumed Harbourton's obligation under its line of credit in the merger, and $1.4 million was outstanding under that facility at year-end.

Convertible subordinated notes decreased to $266 thousand at December 31, 2000 from $5.0 million at December 31, 1999, as result of the repayment of $357 thousand of notes which came due in 2000, and the conversion of $4.3 million of notes due in 2003 to equity.

Accounts payable and accrued expenses decreased to $794 thousand at December 31, 2000 from $1 million at December 31, 1999. Decreases in accrued expenses due December 31, 1999 because of the conversion of $579 thousand of accrued interest to equity were partially offset by increased accounts payable and accrued expenses accruals because of the Harbourton merger.

Income taxes payable related to the Harbourton merger were $149 thousand.

The shareholders equity increased at December 31, 2000 to $15.1 million from $0.3 million at December 31, 1999. The principal components of the increase were the issuance of common stock for the conversion of the majority of the Company's outstanding Notes, the merger with Harbourton, and the results of operations.

Additional paid in capital increased to $24.6 million at December 31, 2000 from $18.9 million at December 31, 1999, resulting from a $4.7 million increase in connection with the note exchange and $1.0 million in connection with the Harbourton merger.

At December 31, 2000, the Company retired 781,212 shares of common stock held in the treasury. The balance of treasury stock was $0 at December 31, 2000 vs. ($5.0) million at December 31, 1999.

The following table breaks down total revenue by type of transaction for the periods indicated and the percentage relationship of each type of transaction to total revenue (Dollars in thousands).

                         Revenue by Type of Transaction

                        For the Years Ended December 31,

                                          2000                      1999

                                  Amount            %       Amount            %

Interest, discount, and loan fees  $ 775          52.9%    $3,556          98.2%

Admin. fees and other revenue        644          44.0%        65           1.8%

Profit participations                 46           3.1%         -              -

Total revenue                     $1,465         100.0%    $3,621         100.0%


Total revenue decreased by 59.5% in 2000 versus 1999, to $1.5 million from $3.6 million. The revenues of the residential building and development lending portfolio are included in the results for 2000 only for the period from November 1, 2000 through December 31, 2000.

Within total revenue, interest, discounts, and loan fees decreased 78.2%, to $775 thousand from $3.6 million, in 2000 as compared to 1999. The Company sold its factoring portfolio in October 1999, and reduced its asset-based loan portfolio in 2000 to pay down senior debt. Administration fees and other revenue increased by 882.7 % to $644 thousand from $66 thousand. Such fees, along with project profits, are an important component of residential building and development lending.

The following table sets forth certain items of expense for the periods indicated and the percentage relationship of each item to total expenses in the period (Dollars in thousands).

              Expense Categories as a Percentage of Total Expenses

                        For the Years Ended December 31,

                                                     2000               1999

              Type of Expense                 Amount        %    Amount        %



Compensation and fringe benefits ........   $   727       44.0% $ 2,059    12.2%

General and administrative ..............     1,169       70.8%   3,340    19.8%

Interest expense ........................       594       36.0%   1,293     7.7%

Provision for credit losses .............      (839)     -50.8%  10,178    60.3%

Total expenses ..........................   $ 1,651      100.0% $16,870   100.0%


Total expenses decreased $15.2 million, or 90.2%. During 2000, the Company completed the sales of assets and realized the decreases in the general level of expenses identified in its restructuring plan. The expenses of residential building and development lending are consolidated for only the period November 1, 2000 through December 31, 2000.

Compensation and fringe benefits decreased $1.3 million, or 64.7%, due to the reduction in staff levels.

General and administrative expense, in total, decreased $2.2 million, or 65%. All major components of the category decreased as a result of the downsizing of the Company. Included in the total were direct costs of the Harbourton merger of $75 thousand.

Interest expense decreased $699 thousand, or 54.1%, due to the payoffs of the Company's bank line of credit and supplemental working capital facility in January and April 2000, respectively, the repayment of the convertible subordinated notes due 2000, and the conversion of the convertible subordinated notes due 2003. These savings were partially offset by interest on the line of credit assumed in the merger.

The following chart details activity in the Company's allowance for losses account for the years ending December 31, 2000 and 1999 (Dollars in thousands).

                            Allowance for Losses
Balance December 31, 1998                                             $2,800
Provision for Credit losses                                           10,178
Charge-offs                                                           (9,197)
Recoveries                                                               536
Balance December 31, 1999                                              4,317
Provision for credit recoveries                                         (839)
Charge-offs                                                           (3,661)
Recoveries                                                               736
Balance December 31, 2000                                              $ 553


In 2000, the Company had collections and recoveries that allowed it to take a provision for recoveries of $839 thousand. In 1999, the Company provisioned for losses on two large asset-based loans in the amount of approximately $9.2 million, and increased the valuation allowance on the life insurance policies owned by the Company's subsidiary by $487 thousand.

During the year ended December 31, 2000, the Company charged-off $3.7 million. Included in the total were $662 thousand of purchased receivables and $3 million in asset-based loans. Recoveries totaled $736 thousand. At December 31, 2000, the allowance for losses on retained loans, net of the amount allocated to non-performing accounts, was $321 thousand. This represents 2.7% of the retained loan portfolio at December 31, 2000. The Company believes that the allowance for credit losses is adequate in light of the risks inherent in the portfolio at year-end 2000.

In 1999, the Company charged-off $9.2 million, while recovering $536 thousand. The recoveries related primarily to borrowers that filed bankruptcy in 1998. At December 31, 1999, the allowance for losses, net of amounts allocated to impaired assets, was $329 thousand. This represents 8.31% of the performing loan portfolio at December 31, 1999.

Liquidity and Capital Resources

The Company's requirement for capital is a function of the level of its generation of and investment in receivables. The Company funds this generation and investment through participations, shareholders' equity, bank lines of credit, convertible subordinated notes, and internally generated funds. The Company believes its internal and external sources of liquidity are adequate.

The Company sells participation interests in its loans in a structure designed to provide credit enhancement to participants as well as incentives for the Company to efficiently service and administer loans. The Company retains an interest in the loans, with repayment on a pro rata basis with the participant. In the event of borrower default, repayment is subordinate to the participant.
Each transaction is treated as an individual loan with no cross collateralization and no blanket subordination. The Company currently has participations with four sources including banks and a major nonbank financial services company. The largest of these facilities is an agreement with
Residential Funding Corporation ("RFC,") a subsidiary of General Motors Acceptance Corporation, wherein the Company may offer up to $55 million in participation interests to RFC. The Company may seek to establish relationships with new participants or increase the level of existing agreements.

At December 31, 2000, the Company has available a secured line of credit for $2.5 million. The facility carries an interest rate of the lender's prime rate plus a premium, and expires May 11, 2001. The lender has been granted a collateral security interest in two mezzanine loans having a combined original principal indebtedness of $4.3 million and a balance at December 31, 2000 of $2.8 million (net of a participation sold of $1.1 million). In addition, the lender has been granted a general assignment of the Company's right to all collections from notes. The loan agreement contains financial covenants of the type usually required in such an agreement, including a prohibition on the payment of dividends. The Company may seek to expand this facility on similar terms.

During 1999, as a result of portfolio losses, the Company was operating under a Forbearance Agreement negotiated with its bank lenders. As of December 24, 1999, the Forbearance Agreement expired. The line of credit availability at December 31, 1999 was $0. Under the Forebearance Agreement, the interest rate on the line of credit was equal to the agent lender's base rate plus 2.25%. After the expiration of the agreement, the rate charged was the agent lender's base rate plus 4.75%. The loan was paid in full in January 2000.

To augment its working capital during the forebearance period, in 1999 the Company obtained a $1 million working capital loan from Value Partners. The working capital loan bore a 10% rate of interest, payable quarterly, and repayment terms of 25% of collections of certain assets, with the balance due March 31, 2000. As of December 31, 1999, the Company owed $780 thousand on the working capital loan. The loan was paid in full on April 5, 2000.

As of December 31, 1999, the Company had two issues of convertible subordinated notes outstanding of $5.0 million. The first issue was due September 30, 2000, convertible into common stock of the Company at $7.50 per share and bearing an adjustable interest rate equal to the prime rate plus 1.25% outstanding, with an aggregate principal balance of $357 thousand. These notes were paid at maturity on September 30, 2000.

The second issue was $4.6 million of 10% notes due September 30, 2003 convertible into common stock of the Company at $6.50 per share. The notes are unsecured and subordinate in payment to all other senior debt of the Company. The Company was in default on the interest payments due December 31, 1999 through September 30, 2000 and on certain financial covenants as well. On October 26, 2000, the Company converted $4.3 million of the notes (plus accrued and unpaid interest thereon calculated at a rate of 12.5%), into common stock of the Company at a price of $0.95 per share. Of the $4.6 million of principal outstanding on the Notes, $4.3 million, together with $579 thousand of accrued but unpaid interest, was converted into 5,168,388 shares of newly issued common stock. Value Partners held notes with a principal balance of $4.2 million, plus accrued interest, of $561 thousand, and received 5,008,481 shares of common stock as a result. As of that date, Value Partners acquired a controlling interest in the Company. Holders of the remaining $266,000 of notes waived default interest and received interest at the 10% note rate on the same day. The remaining holders retained their right to convert their notes into common stock of the Company at $6.50 per share. At December 31, 2000, $266 thousand of notes remained outstanding. The Company expects that this conversion will decrease interest expense by approximately $430 thousand per year.

The Company expended a nominal amount and $181 thousand on furniture, fixtures and equipment in 2000 and 1999, respectively, principally in connection with upgrades to computer equipment and software and office equipment. The Company funded such expenditures from internally generated funds or borrowings under its line of credit. The Company does not believe it will need to further enhance its management information systems in the near future.

Impact of Inflation

Management believes that inflation has not had a material effect on the Company's income, expenses or liquidity during the past two years. The Company's loans bear interest at primarily floating (prime base) rates. Its line of credit also bears interest at a floating prime based rate. The convertible subordinated notes bear a fixed rate of interest and the balance of the Company's funds are derived from equity. Therefore, an environment of falling interest rates could have adverse affects on the Company's net interest spread.

Item 7.  Financial Statements

See pages 21 to 61.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

      On May 18, 1999, the audit committee of the board of directors dismissed Deloitte & Touche, LLP as the Company's auditors. The Company did not have any disagreement with them as to any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The Form 8-K filed May 24, 1999 is hereby incorporated by reference. On March 14, 2000 the Company appointed McGladrey & Pullen, LLP as auditors. The Form 8-K filed March 14, 2000 is hereby incorporated by reference. On December 4, 2000, the board of directors dismissed McGladrey & Pullen, LLP and engaged Arthur Andersen LLP as the Company's auditors. The Company did not have any disagreement with them as to any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The Form 8-K filed December 7, 2000 is hereby incorporated by reference.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000. The information required by this item will be set forth under the caption "Election of Directors", under the caption "Executive Officers" and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 12.  Certain Relationships and Related Transactions

This information required by this item will be set forth under the caption "Certain Transactions" in the definitive proxy statement, which information is incorporated herein by reference thereto

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed herewith or incorporated by reference:

1.       Financial Statements:

The following financial statements are submitted for the Company:

Financial Statements as of December 31, 2000 and 1999, and for the Years Ended December 31, 2000 and 1999, together with Auditors' Report
                                                                     Page Number
Independent Auditors' Reports on Consolidated Financial Statements
and Schedules..............................................................18-19
Consolidated Balance Sheets...................................................20
Consolidated Statements of Operations.........................................21
Consolidated Statements of Comprehensive Income...............................21
Consolidated Statements of Shareholders' Equity...............................22
Consolidated Statements of Cash Flows.........................................23
Consolidated Statements of Cash Flows (continued).............................24
Notes to Consolidated Financial Statements....................................25


2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

                                                                     Page Number

Schedule IV Indebtedness to Related parties for the years
ended December 31, 2000 and 1999..............................................39

Schedules other than those listed above have been omitted since they are either not required or the information is included elsewhere in the financial statements or notes thereto.

3. Financial Statements of Business Acquired

The following financial statements are submitted for Harbourton:

(A) Financial Statements as of December 31, 1999 and 1998, and for the Period August 28, 1998 (Inception), to December 31, 1998 together with Auditors' Report
                                                                     Page Number

Independent Auditors' Reports on Consolidated Financial
Statements and Schedules......................................................40
Statements of Financial Condition as of December 31, 1999 and 1998............41
Statements of Operations For the Year Ended December 31, 1999,
and for the Period August 28, 1998 (Inception), to December 31, 1998..........42
Statements of Changes in Stockholders' Equity for the Year Ended
December 31, 1999, and for the Period August 28, 1998 (Inception),
to December 31, 1998..........................................................43
Statements of Cash Flows for the Year Ended December 31, 1999,
and for the Period August 28, 1998 (Inception), to December 31, 1998..........44
Notes to Financial Statements for the Year Ended December 31, 1999,
and for the Period August 28, 1998 (Inception), to December 31, 1998..........45

(B) Financial Statements as of November 30, 2000 and December 31, 1999, and for the periods ended November 30, 2000 and 1999

                                                                     Page Number

Statements of Financial Condition as of November 30,2000 and December 31,1999.50 Statements of Operations for the eleven month periods ended November 30, 2000 and 1999 (unaudited)..........................................................51
Statement of Cash Flows for the eleven month periods ended November 30,.......52
Notes to Financial Statements for the Eleven Months Ended  November 30, 2000..53

(C) Pro Forma Financial Information
                                                                     Page Number

Condensed pro forma  statement of income  reflecting the combined  operations of the Company and Harbourton for the latest fiscal year.........................61

4. Exhibits
( 3)  Articles of Incorporation and By-laws

Certificate of Incorporation of the Company as filed with the State of Delaware on July 7, 2000, incorporated by reference to the Company's Definitive Proxy Statement Filed July 11, 2000.

Amended and restated bylaws of the Company as adopted by the board of directors on September 12, 2000.

(4)  Instruments Defining the Rights of Security Holders

Restrictions on reverse side of common stock certificate.

(10) Material Contracts

Participation Agreement by and between Harbourton Residential Capital Co., L.P. and Residential Funding Corporation dated as of February 23, 1996 and as amended.

Credit and Security Agreement between Greater Atlantic Bank and Harbourton Financial Corp. dated May 11, 2000 and as amended.

2000 Restricted Stock Plan for Non-Employee Directors incorporated by reference to the Company's Definitive Proxy Statement Filed July 11, 2000.

Allstate Financial Corporation 2000 Stock Option Plan incorporated by reference to the Company's Definitive Proxy Statement Filed July 11, 2000.

Agreement and Plan of Merger dated as of October 24, 2000, by and between Harbourton Financial Corporation and Allstate Financial Corporation incorporated by reference to the Company's Definitive Information Statement Filed November 9, 2000.

(10) Employment Contracts

Employment and Compensation Agreement dated September 1, 1998 with C. Fred Jackson incorporated by reference to the Company's filing on Form 10-QSB for the quarter ended September 30, 1998.

Amendment dated January 10, 2000 to Employment and Compensation Agreement dated September 1, 1998 with C. Fred Jackson, terminating contract effective January 10, 2002.

Employment Agreement dated October 24, 2000 with J. Kenneth McLendon.

Employment Agreement dated October 24, 2000 with James M. Cluett.

(21)  Subsidiaries of the Registrant

(b) Reports on Form 8-K

Changes in Registrant's Certifying Accountant. Notice of the dismissal of McGladrey & Pullen, LLP and the engagement of Arthur Andersen, LLP as the Company's independent auditors. Filed December 7, 2000.

Acquisition or Disposition  of Assets.  Notice of the  acquisition of Harbourton
Financial  Corporation.   Filed  December  13,  2000.  The  following  financial
statements were filed by amendment to the original filing on January 13, 2001:

         (A) Financial Statements of Businesses Acquired.

1. Audited statements of financial condition of Harbourton as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999, and for the period August 28, 1998 (Inception), to December 31, 1998.

2. Statements of financial condition of Harbourton as of November 30, 2000 (unaudited) and December 31, 1999 (audited), and the related statements of operations and cash flows for the eleven months ended November 30, 2000 (unaudited) and year ended December 31, 1999 (audited).

(B)      Pro Forma Financial Information.

1. Pro forma balance sheet giving effect to the combination of the Company and Harbourton as of November 30, 2000 (unaudited) and pro forma statements of income for the years ended December 31, 1999 and 1998 (unaudited), and for the eleven months ended November 30, 2000 (unaudited) giving effect to the combination at the beginning of each of the respective periods.

Letterhead of Arthur Andersen LLP





To the Board of Directors of
Allstate Financial Corporation:


We have audited the accompanying consolidated balance sheet of Allstate Financial Corporation and subsidiaries (a Delaware Corporation, the "Company") as of December 31, 2000, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allstate Financial Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP
Vienna, Virginia
February 1, 2001 (except with respect to the matter discussed in Note 13, as to which the date is March 15, 2001)

Letterhead of McGladrey & Pullen, LLP

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and its line of credit available for working capital expires March 31, 2000. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


McGladrey & Pullen, LLP
Raleigh, NC
March 17, 2000

                 Allstate Financial Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                                          December 31,
  ----------------------------------------- ----------------- ------------------
                                                       2000               1999
  ----------------------------------------- ----------------- ------------------
  Assets
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
   Cash and cash equivalents                        $ 447,184          $ 353,962
  ------------------------------------------------------------------------------
   Loans receivable, net                           12,199,912          5,142,344
  ------------------------------------------------------------------------------
   Purchased receivables, net                       1,575,969          1,981,077
  ------------------------------------------------------------------------------
   Securities available for sale                       60,000                  -
  ------------------------------------------------------------------------------
   Deferred income taxes, net                       3,126,714                  -
  ------------------------------------------------------------------------------
   Furniture, fixtures and equipment, net              55,617            151,375
  ------------------------------------------------------------------------------
   Other assets                                       154,328             43,643
  ------------------------------------------------------------------------------
  Total assets                                   $17,619,724          $7,672,401
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
  Liabilities and shareholders' equity
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
  Liabilities
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
      Notes payable                                $1,420,000         $1,366,051
  ------------------------------------------------------------------------------
      Convertible subordinated notes                  266,000          4,954,000
  ------------------------------------------------------------------------------
      Accounts payable and accrued expenses           793,867          1,009,921
  ------------------------------------------------------------------------------
      Income taxes payable                             24,189                  -
  ------------------------------------------------------------------------------
   Total liabilities                                2,504,056          7,329,972
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
   Shareholders' equity:
  ------------------------------------------------------------------------------
      Preferred stock, no par value, authorized 2,000,000
       shares, no shares issued or outstanding              -                  -
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
    Common stock, $.01 par value, authorized 20,000,000 shares;
       15,184,164  issued and outstanding at
       December 31, 2000 and common stock, no par value,
       authorized 10,000,000 shares; 3,105,828 issued,
       2,324,616 outstanding, 781,212 held in treasury
       at December  31, 1999                          151,841             40,000
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
    Additional paid-in-capital                     24,612,674         18,874,182
  ------------------------------------------------------------------------------
    Treasury stock, no shares held at
    December 31, 2000 and 781,212
    shares held at December 31, 1999                        -        (4,967,472)
  ------------------------------------------------------------------------------
    Accumulated deficit                           (9,704,847)       (13,604,281)
  ------------------------------------------------------------------------------
    Accumulated other comprehensive income: unrealized
       gains on  investment securities                56,000                   -
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
   Total shareholders' equity                      15,115,668            342,429
  ------------------------------------------------------------------------------
  Total liabilities and shareholders' equity      $17,619,724        $ 7,672,401
  ------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                 Allstate Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations

                                                  Years Ended December 31,
  ----------------------------------------- ----------------- ------------------
                                                        2000               1999
  ----------------------------------------- ----------------- ------------------

  ------------------------------------------------------------------------------
  Revenues
  ------------------------------------------------------------------------------
    Interest, discounts, and loan fees               $774,399        $ 3,555,766
  ------------------------------------------------------------------------------
    Administration fees and other revenue             644,327             65,570
  ------------------------------------------------------------------------------
    Profit participations                              46,389                  -
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
  Total Revenues                                    1,465,115          3,621,336
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
  Expenses
  ------------------------------------------------------------------------------
    Compensation and fringe benefits                  727,113          2,058,877
  ------------------------------------------------------------------------------
    General and administrative                      1,168,823          3,339,595
  ------------------------------------------------------------------------------
    Interest expense                                  594,128          1,293,217
  ------------------------------------------------------------------------------
    Provision for credit (recoveries) losses        (839,319)         10,177,825
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
  Total Expenses                                    1,650,745         16,869,514
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
  (Loss) before income tax (benefit) expense        (185,630)       (13,248,178)

                                                    ---------        -----------
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
  Income tax (benefit) expense                    (3,031,311)          4,002,912
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
  Net income (loss)                                $2,845,681      $(17,251,090)
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
  Net income (loss) per common share
  ------------------------------------------------------------------------------
    Basic and  diluted                              $   0.62         $   (7.42)
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
  Weighted average number of shares outstanding
  ------------------------------------------------------------------------------
    Basic and  diluted                              4,569,949          2,324,616
  ------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                 Allstate Financial Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                                        Years Ended December 31,
  ----------------------------------- ----------------------- ------------------
                                                         2000               1999
  ----------------------------------- ----------------------- ------------------
  Net income (loss)                                $2,845,681      $(17,251,090)
  Other comprehensive income:
    Unrealized gain on securities available for sale   56,000                  -
  Comprehensive income (loss)                      $2,901,681      $(17,251,090)

                 See Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------




                                               Allstate Financial Corporation and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
                                               Consolidated Statements of Shareholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                        Retained             Other
                                                      Additional                        Earnings        Comprehensive
                                            Common     Paid-in-   Treasury Stock      (Accumulated           Income
                                             Stock     Capital                          Deficit)                          Total

Balance - December 31, 1998                $40,000   $18,874,182   $(4,986,520)      $ 3,646,809          $   -        $17,574,471
Amortization of treasury stock
acquisition costs                                -             -         15,050                -              -             15,050
Reissuance of 533 shares of
treasury stock upon conversion of
convertible subordinated notes
                                                 -             -          3,998                -              -              3,998
Net (loss)                                       -                                  (17,251,090)              -       (17,251,090)
                                                               -              -

Balance - December 31, 1999                 40,000    18,874,182    (4,967,472)     (13,604,281)                           342,429
                                                                                                              -

Amortization of treasury stock
acquisition costs                                -             -         13,449                -              -             13,449
Unrealized gains on investment
securities                                       -             -              -                -         56,000             56,000
Issuance of restricted stock                     -        89,250              -
                                                                                               -              -             89,250
Conversion of no par value Virginia
shares to $.01 par value Delaware
shares                                     (7,192)         7,192              -                -              -                  -
Issuance of 5,168,388 shares in
exchange for convertible
subordinated notes                          51,684     4,688,415              -                               -          4,740,099
                                                                                               -
Issuance of 7,516,160 shares in
exchange for common stock of
Harbourton Financial Corp.                  75,161     7,931,878              -        1,053,753                         9,060,792
                                                                                                              -
Return of capital                                    (2,024,220)              -                -              -        (2,024,220)
                                                 -
Retirement of 781,212 shares of
treasury stock                             (7,812)   (4,954,023)      4,954,023                -              -            (7,812)
Net income                                                                             2,845,681              -          2,845,681
                                                 -             -              -

Balance-December 31, 2000                 $151,841   $24,612,674        $     -     $(9,704,847)        $56,000        $15,115,668






                See Notes to Consolidated Financial Statements

                 Allstate Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                         Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                            2000               1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
          Net income (loss)                                                           $2,845,681       $(17,251,090)
          Adjustments to reconcile net income (loss)
           to cash used in operating activities:
           Depreciation                                                                  109,317              69,759
           (Gain) loss on disposition of furniture, fixtures, and
               equipment                                                                 (5,988)             113,895
           Amortization of valuation allowance                                           (7,547)                   -
           Provision for credit (recoveries) losses                                    (839,319)          10,177,825
           Deferred income taxes                                                     (3,126,714)           3,960,946
           Changes in operating assets and liabilities:
               Other assets                                                               27,599             610,314
               Accounts payable and accrued expenses                                     109,112            (71,734)
               Income taxes receivable                                                  (81,051)
               Income taxes payable                                                       24,189             831,656
Net cash used in operating activities                                                  (944,721)         (1,558,429)

Cash flows from investing activities:
      Collection and sale of receivables                                               3,669,520          17,853,564
      Recoveries of charged off assets, net                                              736,448                   -
      Decrease in credit balances of factoring borrowers                                       -         (4,559,570)
      Purchase of securities held for sale                                               (4,000)                   -
      Sale (purchase) of furniture, fixtures and equipment                                4,101            (168,629)

      Payment for stock of HFC, net of cash acquired                                 (1,517,457)                   -
Net cash provided  by investing activities                                             2,888,612          13,125,365

Cash flows from financing activities:
      Proceeds from working capital loan, net                                                  -             799,772
      Principal payments on lines of credit, net                                     (1,286,051)        (14,448,438)
      Principal payments on  convertible subordinated notes                            (357,000)             (4,000)
      Treasury stock acquisition costs                                                    13,449              19,048
      Interest paid in note conversion transaction                                      (28,448)                   -
      Expenses of note conversion transaction
                                                                                       (192,619)                   -
Net cash used in financing activities                                                (1,850,669)        (13,633,618)

Net increase (decrease) in cash                                                           93,222         (2,066,682)

Cash, beginning of period                                                                353,962           2,420,644
Cash, end of period                                                                      447,184             353,962

Supplemental disclosure of cashflow information:
     Cash paid for interest                                                              $98,953          $1,295,214
     Cash paid for income taxes                                                         $152,265            $ 32,466


                 See Notes to Consolidated Financial Statements

                 Allstate Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)


                                                                                    Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                            2000                1999
---------------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash activities
       Conversion of factoring borrowers to ABL loans                                     $    -          $9,309,511
       Conversion of convertible subordinated notes
           to common stock                                                            $4,740,099            $  3,998
       Issuance of common stock as directors' fees                                       $89,250                   -
       Issuance of common stock in payment for stock of Harbourton
           Financial Corp.                                                            $7,036,572                   -
       Unrealized gain on securities available for sale received in
               settlement of non-performing advance                                      $56,000             $     -






























                 See Notes to Consolidated Financial Statements

                 Allstate Financial Corporation and Subsidiaries


Notes to Consolidated Financial Statements
For the Years Ended December 31, 2000 and 1999

1.         Summary of Significant Accounting Policies:

A. General
The accounting and reporting policies of Allstate Financial Corporation and its subsidiaries (collectively, the "Company") conform to generally accepted accounting principles ("GAAP") and general practices within the financial services industry. Those policies that materially affect the determination of financial position, results of operations, and cash flows are summarized below.

B. Use of Estimates
In preparing its financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. In the normal course of business, the Company encounters economic risk. Economic risk is comprised of interest rate risk, credit risk, and market risk. Interest rate risk is the risk that unfavorable discrepancies will occur between the rates of interest earned by the Company on its receivable portfolio and its own costs of borrowing funds in the market. Credit risk is the risk of default on the Company's loan and purchased receivable portfolios that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans and purchased receivables and the valuation of the Company's owned real estate, if any.

The determinations of allowances for credit losses and valuation allowances are based on estimates that are susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2000, the allowances are adequate based on the information currently available. A worsening in the state of the general economy or a protracted economic decline could increase the likelihood of additional losses due to credit and market risks.

C. Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material inter-company transactions. See Note 8.

D. Loans Receivable/ Purchased Receivables / Allowance for Credit Losses

Purchased receivables consist of litigation claims and life insurance policies, which have been purchased without recourse to the seller. Litigation claims are stated at the agreed amount of the settlement assigned to the Company, net of unearned discounts and an allowance for credit losses. Life insurance policies are stated at the policy amount net of a valuation allowance based on management's estimate of the discounted present value of the policies. The valuation allowance is adjusted based upon actual policy collections and changes in management's estimates of the timing of future collections. Because most of the purchased life insurance policies are underwritten by highly rated insurance companies (and, in many cases, backed by state guaranty funds), management has not provided an allowance for credit losses.

Allowances for credit losses are maintained at a level that, in management's judgment, is sufficient to absorb losses inherent in the respective portfolios. Factors considered in the establishment of the allowances include management's evaluation of the adequacy of underlying collateral, historical loss experience, expectations of future economic conditions and their impact on particular industries and individual borrowers, and other discretionary factors. The allowances for credit losses are based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed quarterly and, as adjustments become necessary, the effects of the changes are included in the statement of operations in the period in which they become known.

When any receivable becomes doubtful as to collection of interest or discount income, the account is placed on non-performing status and, in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure, is considered by management to be "impaired". When a receivable becomes non-performing, the Company discontinues the accrual of earnings for financial statement purposes. If the Company determines that it is not likely to recover, from any source, the amount of its initial advance and the earned but unpaid interest or discount thereon, then the Company increases the allowance for credit losses or reduces the carrying value of the non-performing receivable to its estimated fair value and makes a charge to the allowance for credit losses in an amount equal to the difference between the Company's investment in the non-performing receivable and its estimated fair value.

Loans and purchased receivables are fully charged off against the allowance for credit losses when the Company has exhausted its efforts against the borrower, guarantors, other third parties and any additional collateral retained by the Company. E. Securities available for sale Securities available for sale are reported at fair market value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

F.       Revenues

i.           Interest, Discounts, and Loan Fees

The Company receives two forms of interest income, current and deferred. The current portion is recognized in income monthly based on the outstanding amount of the investment in the loan at a market rate of interest. In addition, on certain loans, the Company is entitled to an additional deferred return based on the outstanding amount of the investment in the loan times the deferred rate. The deferred return is recognized in income on a pro rata basis as the borrower conveys title to each third party purchaser. Discount income from purchased receivables in the Company's factoring operations is recorded on an accrual basis in accordance with the terms of the agreements. The financial result of this method of recognizing such discounts does not differ materially from the interest method. Loan fees and certain direct loan origination costs related to retained interests are deferred and recognized over the life of the loan on a straight-line basis. Loan fees received and certain direct loan origination costs allocated to the participation interest sold are deferred and recognized as advances are made to borrowers and funded by the participants.

ii.      Administration Fees and Other Revenue

Administration fees are received from certain borrowers on a monthly basis or as the borrower conveys title to third party purchasers, and are recognized as earned.

The Company receives a fee from the purchaser of the Company's previous factoring portfolio. The amounts are calculated by the purchaser as a percentage of the purchaser's adjusted net revenues on the factoring accounts purchased and accrued monthly.

iii.     Profit Participations

In certain lending arrangements, the Company is entitled to a percentage share of underlying project profits in addition to interest and fees. The Company recognizes this income as the borrower conveys title to third party purchasers.

G.  Furniture, Fixtures and Equipment

Furniture, fixtures, and equipment are recorded at cost. Major additions are capitalized while routine replacements, maintenance and repairs are charged to expense. Depreciation is computed using the straight-line method over estimated useful lives of the assets ranging from 3 to 7 years. The cost and accumulated depreciation for the property and equipment retired, sold, or otherwise disposed of are removed from the accounts, and any resulting gains or losses are reflected in income.

H. Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers cash and overnight investments with an original maturity of 90 days or less to be cash and cash equivalents.

I. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

J. Reclassifications

Certain 1999 amounts have been reclassified to conform with the 2000 financial statement presentation.

2.            Receivables:

A.       Loans

The Company originates loans to builders/developers and, in certain instances, sells a participation interest in those loans. The participant is required to fund advances on these loans based upon its participation interest and the Company funds the remainder. The interest retained by the Company is subordinate to that of the participant, such that the Company assumes the risk for any credit losses up to the amount of the retained interest in the loan. Currently, the Company has participation agreements with four entities. The Company passes through interest to the participants based on their participation interest amounts.

The Company's participations in asset based loans require monthly amortization.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement requires transferred financial assets to be accounted for on a financial-component basis. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The transferor has surrendered control over transferred assets if and only if the transferred assets have been isolated from the transferor, the transferee obtains the right to pledge or exchange the transferred assets, and the transferor does not maintain effective control over the transferred assets. Due to the nature of the financial assets transferred, it is not practical to estimate the fair value of the residual interest assets, or the fair value of the liability representing the limited recourse obligation. The Company recognizes no gain or loss at the time of the transfer.

At December 31, 2000 and 1999, loans receivable, net, comprises the following:

                                        2000                            1999
Loans receivable - gross             $55,651,303                     $10,073,989
Portion sold to participants        (41,833,057)                       (744,623)
Deferred interest and fees             (979,971)                               -
Amount allocated from purchase
of minority interest                    (98,137)                               -
Allowance for  credit losses           (540,226)                     (4,187,022)
Loans, net                                     $12,199,912           $ 5,142,344



B. Purchased Receivables
Subsidiaries of the Company service portfolios of purchased receivables, which consist of litigation claims and life insurance policies, which have been purchased without recourse to the seller.

At December 31, 2000 and 1999, purchased receivables, net, is as follows:

                                         2000                            1999
 Life insurance policies              $2,914,868                     $ 3,922,267
 Valuation allowance                 (1,386,045)                     (2,032,305)
 Life insurance policies, net          1,528,823                       1,889,962

 Litigation claims, net of
 unearned discount                       220,492                          59,872

 Allowance for credit losses            (12,726)                       (129,377)
 Litigation claims, net                   47,146                          91,115

Total purchased receivables,  net     $1,575,969                      $1,981,077

C.  Allowance for Losses
Activity in the allowance for losses accounts for the years ending December 31, 2000 and 1999 was as follows:

                                               2000                         1999

Beginning Balance                       $ 4,316,399                   $2,799,931
Provision for credit(recoveries) losses   (839,319)                   10,177,825
Charge-offs                              3,660,574)                  (9,197,053)
Recoveries                                  736,448                      535,696
Ending Balance                             $ 552,954                  $4,316,399

During 1999, the Company provided approximately $10,200,000 of provisions and charged off approximately $9,200,000, specifically related to its asset-based loans. The provisions and related charge-offs related primarily to the Company's three largest borrowers at December 31, 1998. All three borrowers faced severe financial difficulty, resulting in one borrower restructuring its debt and the remaining two borrowers, who were related through common ownership, ceasing operations in 1999. The Company's efforts to locate and liquidate collateral and to pursue the guarantors of the loan were generally unsuccessful. The charge-off for 2000 represented the recognition of losses resulting from the failure of the borrower that had restructured its debt in 1999. The recoveries in both periods resulted from collections from a number of borrowers that had filed bankruptcy or gone out of business prior to 1999.

There have been no charge-offs or recoveries related to the real estate lending operations.

D. Impaired Loans

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Information regarding impaired loans at December 31, 2000 and 1999 is as follows:

                                                     2000                   1999
Total recorded investment in impaired loans      $463,746             $5,354,476
Amount of recorded  investment in impaired
loans for which there is no related allowance           -               $367,455

Amount of recorded  investment in impaired
loans for which there is a related allowance     $463,746             $4,987,021
Related allowance for impaired loans             $232,000             $3,987,021


The average recorded investment in impaired loans during 2000 and 1999 was $1,833,818 and $7,809,301, respectively. All impaired loans during the periods have been in the asset-based loan and purchased receivables portfolios.

3.             Commitments and Contingencies:

The Company leases office space and equipment under noncancelable operating leases. Future minimum rental commitment under existing operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2000 is as follows:

     Year Ended December 31,
     2001                                                             $120,869
     2002                                                              118,910
     2003                                                               47,517
     Total                                                            $287,296

Rent expense totaled $109,373 and $184,768 for the years ended December 31, 2000 and 1999, respectively.

The Company's lease on its former headquarters was renegotiated during 1995 and extended for six years to December 1, 2001 at a reduced rental. In March 2000, the Company moved to quarters shared with Harbourton, and in June 2000, the lease on the former headquarters was terminated under an agreement with the landlord. The Company was not required to pay any amounts other than accrued rent under the agreement.

The Company is not party to any litigation other than routine proceedings incidental to its business, and the Company does not expect that these other proceedings will have a material adverse effect on the Company.

4. Credit Concentrations and Financial Obligations with Off-Balance Sheet Risk:

For the year ended December 31, 2000, one borrower accounted for greater than 10% of the Company's total revenue, at 20.2%. This borrower is not classified as non-earning. For the year ended December 31, 1999, three borrowers accounted for 25.8% of the Company's total earned discounts and interest. Two of these borrowers were classified as non-earning and were written-off during 1999 and the third borrower paid off all outstanding balances prior to the end of 1999.

The Company originates acquisition, development, and construction loans primarily in its market area of the Mid-Atlantic and Southeastern states. These loans are collateralized by deeds of trust on the underlying real property. The Company uses standard underwriting practices, which are generally accepted in the industry.

5.                 Estimated Fair Value of Financial Instruments:

The following estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999, are presented in accordance with generally accepted accounting principles, which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimated fair values, however, may not represent the liquidation value or the market value of the Company.

Cash and Cash Equivalents

Carrying amount approximates fair value.

Loans receivable, net and purchased receivables, net

Carrying amount of loans receivable approximates fair value as all loans are at rates that approximate current lending rates. The carrying amount of purchased receivables approximates fair value.

Securities available for sale

Securities held for sale are stated at the closing price of the securities in the over the counter market where they are traded.

Notes payable and convertible subordinated notes

The revolving lines of credit and note payable carrying amounts approximate the respective fair values because the revolving lines of credit are adjustable rate, and are recorded at book values, while the note payable is short term in nature with terms not significantly different from those obtainable at closing .

Convertible subordinated notes payable are adjustable rate or fixed rate. The carrying amount of these notes approximates fair value, either because of the rate adjustment or because the fixed rate terms are not significantly different from those currently obtainable.

6.              Income Taxes:

The income tax (benefit) expense for the years ended December 31, 2000 and 1999, is summarized as follows:

                                                     2000                 1999
    Federal:
      Current                                       $     -             $ 32,466
      Deferred                                  (2,552,683)            3,683,680
                                                (2,552,683)            3,716,146
    State:
      Current                                             -                9,500
      Deferred                                    (478,628)              277,266
                                                  (478,628)              286,766

    Income tax (benefit) expense               $(3,031,311)           $4,002,912

A reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate for the years ended December 31, 2000 and 1999 is as follows:

                                                    2000                 1999
Tax (benefit) expense at statutory rate            (55,646)         $(4,504,040)
Change in (benefit) expense resulting from:
 State income taxes, net of
 federal income tax effect                                -            (428,023)
 Change in deferred tax asset
 valuation allowance                            (3,031,311)            9,232,642
 Other                                               55,646            (297,667)
Income tax (benefit) ex                        $(3,031,311)           $4,002,912


Deferred income taxes result from temporary differences in the recognition of income and expense for tax versus financial reporting purposes. The sources of these temporary differences and the related tax effects at December 31, 2000 and 1999 are as follows:

The deferred tax asset consists of:
                                                   2000                  1999
Deferred tax asset:
  Operating loss carryforwards                  $8,211,304            $7,506,082
  Allowance for credit losses                      210,122             1,726,560
  Valuation allowance                               37,292                     -
  Organization Costs                                 3,236                     -
  Deferred Interest                                202,190                     -
Total deferred tax asset                         8,664,144             9,232,642
Deferred tax liability:
   Equity income recognition:                    (110,023)                     -
Net deferred tax assets:                         8,554,121             9,232,642
Valuation allowance                            (5,427,407)           (9,232,642)
Total                                           $3,126,714               $     -

At December 31, 1999, the Company had provided a valuation allowance against the entire net deferred tax asset due to the operating losses experienced.

In 2000, the Company acquired Harbourton Financial Corp ("Harbourton"), which had demonstrated profitable operations. As a result, the Company determined that a portion of the valuation allowance was not required and recorded a $3,031,311 reduction to the allowance in December 2000.

The Company's net operating loss ("NOL") at December 31, 2000, amounted to $21,608,694. The Company's use of the NOL's prior to the expirations of their carry-forward periods may be limited by the provisions of Section 382 of the Internal Revenue Code of 1986 ("the Code"), if it is determined that it has undergone a change of ownership, as defined by the section. The carry-forward period associated with the NOL expires according to the following schedule:


     Year of expiration                                                   Amount
     2018                                                            $ 6,753,731
     2019                                                             11,394,770
     2020                                                              3,460,193
     Total                                                           $21,608,694

7. Notes Payable and Convertible Subordinated Notes:

Notes payable and convertible subordinated notes consist of the following at December 31, 2000 and 1999:

                                                              2000          1999
Revolving line of credit; due on demand; interest at
prime plus 4.75%; secured ............................   $     --        566,279
Revolving line of credit; due May 11, 2001;  interest
at prime plus 1.5%; secured ..........................    1,420,000         --
Note payable; due March 31, 2000; interest at 10%;
unsecured ............................................         --        799,772
Total notes payable ..................................   $1,420,000   $1,366,051
Convertible subordinated notes; due September 30,
2000; interest at prime plus 1.25%; unsecured ........   $     --     $  357,000
Convertible subordinated notes; due September 30,
2003; interest  at 10% fixed; unsecured ..............      266,000    4,597,000
Total convertible subordinated notes .................   $  266,000   $4,954,000

At December 31, 2000 and 1999, the prime rate was 9.5% and 8.5%, respectively.

Aggregate   annual   principal   payments  on  notes  payable  and   convertible
subordinated notes for the five years subsequent to December 31, 2000, are as follows:

    Years Ending December 31,
         2001                                                         $1,420,000
         2002                                                                  -
         2003                                                            266,000
        Total                                                         $1,686,000

The Company has available a secured line of credit in the amount of $2,500,000. The facility carries an interest rate of the prime rate plus 1.5%, and expires May 11, 2001. The lender has been granted a collateral security interest in two loans having a combined original principal indebtedness of $4,370,000, and a balance at December 31, 2000 of $2,829,709 (net of a participation sold of $1,069,180 ). In addition, the lender has been granted a general assignment of the Company's right to all collections from loans receivable. The loan agreement contains financial covenants of the type usually required in such an agreement, including a prohibition on the payment of dividends.

As of December 31, 1999, the Company was operating under a forbearance agreement negotiated with its bank lenders. As of December 24, 1999, the forbearance agreement expired. The line of credit availability at December 31, 1999 was zero. The interest rate on the line of credit was equal to the agent lender's base rate plus 4.75%. The loan was repaid in full in January 2000.

To augment its working capital during the forebearance period the Company obtained a $1,000,000 working capital loan from Value Partners, Ltd. ("Value Partners"). The working capital loan bore a 10% rate of interest, which was payable quarterly, and repayment terms of 25% of collections of certain assets. The outstanding balance of the loan was paid in April 2000.

As of December 31, 1999, the Company had convertible subordinated notes due September 30, 2000 convertible into common stock of the Company at $7.50 per share and bearing an adjustable interest rate equal to the prime rate plus 1.25% outstanding, with an aggregate principal of $357,000. The notes were paid at maturity on September 30, 2000.

At December 31, 1999 the Company had $4,597,000 of 10% convertible subordinated notes ("Notes") due September 30, 2003 convertible into common stock of the Company at $6.50 per share. The Notes are unsecured and subordinate in payment to all other senior debt of the Company. The Company was in default on the interest payments due December 31, 1999 through September 30, 2000 and on certain financial covenants as well. On October 5, 2000, the Company and the noteholders filed a plan of arrangement with the Delaware Court of Chancery that proposed a conversion of $4,331,000 of Notes, together with accrued but unpaid interest calculated at a rate of 12.5%, into common stock of the Company at a price of $0.95 per share of common stock (the "Notes Conversion"). The Delaware court approved the Notes Conversion on October 6, 2000, and minor changes were made to the approval order on October 11, 2000. The conversion of the Notes (plus accrued and unpaid interest thereon) occurred on October 26, 2000. Of the $4,597,000 of principal outstanding on the Notes, $4,331,000, together with $578,970 of accrued but unpaid interest, was converted into 5,168,388 shares of newly issued common stock. Holders of the remaining $266,000 of notes waived default interest and received interest at the 10% note rate on the same day. The remaining holders retained their right to convert their notes into common stock of the Company at $6.50 per share. Value Partners held Notes with a principal balance of $4,197,000, plus accrued interest, at 12.5%, of $ 561,057, and received 5,008,481 shares of common stock as a result of the Notes Conversion. Because Value Partners owned approximately 27% of the Company's common stock as well as 94% of the Notes before the conversion, the conversion of Value Partners' Notes was accounted for as a capital transaction. As of the date of the Notes Conversion, Value Partners acquired a controlling interest in the Company.

8.       Merger:

On November  30, 2000,  the Company  acquired  Harbourton  . The Company  issued
7,516,160 new common shares and paid $2,115,630 in cash to Harbourton's shareholders. Harbourton was merged into the Company and the Company was the surviving entity. The Company's majority shareholder, Value Partners, was the holder of 95.7% of Harbourton's common shares and received 7,191,414 shares of stock and $2,024,220 in cash. Following the merger transaction Value Partners owned approximately 84.8% of the Company's common stock. The portion of the Harbourton net assets acquired from Value Partners, $8,859,182, was recorded at historical cost, in a manner similar to a pooling of interests accounting. The portion of the Harbourton net assets acquired from the minority shareholders was recorded at market value. The difference between the total consideration for the minority interest shares, $294,376, and the historical cost of the portion of the Harbourton net assets acquired from the holders, $400,060, has been recorded as a valuation allowance, which has been allocated to the non current portion of loans receivable and is being amortized over the weighted average life of the related loans.

The historical financial statements have been restated retroactively to the date of the Notes Conversion. (See note 7). The cash portion of the consideration given for the stock of Harbourton was recognized on the date paid, with a corresponding adjustment of equity, in the historical financial statements. The effect of the minority interest during the period after which the companies came under common control but prior to the merger is not material to the financial statements as a whole.

9.     Stock Option, Restricted Stock, and Retirement Plans:

A.       Stock Option Plans

The Company maintains three stock option plans: (1) an Incentive Stock Option Plan ("Qualified Plan"), (2) a Non-Qualified Stock Option Plan ("Non-Qualified Plan"), and (3) its 2000 Stock Option Plan ("2000 Plan"), which allows for grants of both qualified and non-qualified options. No additional grants can be made under the Qualified or Non-Qualified Plans as of February 7, 2000. The 2000 Plan was approved by the board of directors on June 13, 2000, and on August 8, 2000, the plan was approved by the shareholders.

In October 1995, FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This Statement gives the Company the option of either: 1) continuing to account for stock options and other forms of stock compensation paid to employees under the current accounting rules (APB No. 25, Accounting for Stock Issued to Employees) while providing the disclosures required under SFAS No. 123, or 2) adopting SFAS No. 123 in its entirety. The Company continues to account for stock options under APB No. 25 and provides the additional disclosures as required by SFAS No. 123.

i.          Qualified Plan

The Company had reserved 275,000 shares of common stock for issuance under its qualified stock option plan. No further grants can be made under this plan as of February 7, 2000. Options to purchase common stock are granted at a price equal to the fair market value of the stock at the date of grant or 110% of fair market value of the stock at the date of grant for stockholders owning 10% or more of the combined voting stock of the Company. The following table summarizes qualified stock option transactions for the years ended December 31, 2000 and 1999.

                                             Number of Options     Option Price
                                                                    Per Share

Outstanding, December 31, 1998 ............        117,600        $5.00 to $7.75
Granted ...................................         95,000        $4.00 to $6.54
Forfeited or expired ......................       (112,000)       $4.00 to $7.75
Outstanding, December 31, 1999 ............        100,600        $4.00 to $6.50
Forfeited or expired ......................        (70,000)       $4.00 to $6.50
Outstanding, December 31, 2000 ............         30,600        $5.00 to $5.75
Exercisable, December 31, 2000 ............         30,600        $5.00 to $5.75

ii.      Non-Qualified Plan

The Company had reserved 150,000 shares of common stock for issuance under its non-qualified stock option plan. No further grants can be made under this plan as of February 7, 2000. Options to purchase shares of common stock are granted at a price equal to the fair value of the stock at the date of grant except in the case of options granted to directors, in which case the minimum price is the greater of $7.00 and 110% of fair value at the time of grant. The following table summarizes non-qualified stock option transactions for the years ended December 31, 2000 and 1999.

                                                 Number of Options  Option Price
                                                                       Per Share
Outstanding, December 31, 1998 .................       102,000          $   7.00
Granted ........................................        30,000          $   7.00
Forfeited or expired ...........................       (67,000)         $   7.00
Outstanding, December 31, 1999 .................        65,000          $   7.00
Forfeited or expired ...........................       (65,000)         $   7.00
Outstanding, December 31, 2000 .................             --             --
Exercisable, December 31, 2000 .................             --             --


iii.          2000 Plan

The Company reserved the lesser of 450,000 or 8% of the then issued and outstanding shares of common stock for issuance under its 2000 Plan. As of December 31, 2000, the amount of shares reserved was 450,000. No options have been granted under the 2000 Plan.

iv.      Qualified and Non-Qualified Plans

The table below summarized the option activity for all three plans for the years ended December 31:

                                                        2000              1999
Outstanding at January 1 ...................          165,600           219,600
Granted ....................................             --             125,000
Forfeited or expired .......................         (135,000)         (179,000)
Outstanding at December 31 .................           30,600           165,600
Exercisable at December 31 .................           30,600           155,501


The weighted average fair value at date of grant for options granted during 1999 was $1.85. The fair value of options at date of grant was estimated using the Black-Scholes model with an expected option life of 1.5-3.0 years in 1999, and the following weighted average assumptions for 1999: dividend yield - none ; interest rate - 6.29%; volatility 65.00%.

Weighted average option exercise price information (all plans) for years ended December 31:

                                                             2000          1999
Per Share Outstanding at January 1 .................      $   5.84      $   6.37
  Granted ..........................................       --               5.76
  Forfeited or Expired .............................          6.16          6.26
Per Share Outstanding at December 31 ...............      $   5.01      $   5.84
Per Share Exercisable at December 31 ...............      $   5.01      $   5.94

Of options granted in previous years, 100 shares vested during 2000. The Company's net loss would have increased by $166,614 or $0.07 per share basic and dilutive for 1999, in stock-based compensation cost for the Company's qualified and non-qualified stock option plans if the plan had been determined based on the fair value at the grant dates for awards under the plans.

B.       Restricted Stock Plan

The Board of Directors approved the Company's 2000 Restricted Stock Plan for Non-Employee Directors on June 13, 2000. This plan reserved 175,000 shares of common stock for issuance to non-employee directors for past services. All of the shares were awarded on June 13, 2000, and vested immediately subject to the approval of the plan by the shareholders. The closing price of Allstate's common stock as traded on the Nasdaq OTC Market on June 13 , 2000 was $0.51 per share. Compensation expense of $89,250 was recorded as of the date the shares were awarded. Subsequently, on August 8, 2000, this plan was approved by the shareholders, and the shares vested.

C.        Retirement Plans

Effective January 1, 1990, the Company adopted the Allstate Financial Corporation 401(k) Retirement Plan (the "Plan") for the benefit of the Company's employees. The Plan provides for the deferral of up to 15% of a participating employee's salary, subject to certain limitations, and a discretionary contribution by the Company. The Company's contribution is allocated to participating employees based on relative compensation. The Company made no contribution for the year ended December 31, 1999. During 1999, the plan was terminated and all monies were distributed.

Effective April 1, 1999, the Company became a participant in a nationally managed 401(k) plan (1999 plan) for the benefit of the Company's employees. The 1999 plan provides for the deferral of up to 20% and 17% of a participant's salary in the years ending December 31, 2000 and 1999, respectively, subject to certain annual limitations, and a matching contribution of up to 3% by the Company. The Company's contributions for the years ended December 31, 2000 and 1999 were $7,734 and $18,233, respectively.

10.      Related-Party Transactions:

Value Partners earned approximately $561,057 and $314,000 in 2000 and 1999, respectively, in interest on convertible subordinated notes. Value Partners held convertible subordinated notes of $0 and $4,197,000 at December 31, 2000 and 1999, respectively. In addition, the Company owed Value Partners accrued interest of $104,000 that was due December 31, 1999. The Company converted Value Partners' Notes into common stock in October 2000. See Note 7.

In September 1999, Value Partners made a $1 million loan to the Company. The note bore interest at 10%, payable quarterly, and was paid in full on April 5, 2000. Interest earned by Value Partners was $17,752 and $31,572 during 2000 and 1999, respectively. As of December 31, 1999 the loan balance was $799,772.

11.      Net Income Per Share:

In March 1997, FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 superseded APB No. 15 to conform earnings per share to international standards as well as to simplify the complexity of the computation under APB No. 15. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. For the years ending December 31, 2000 and 1999, there is no difference between the basic and diluted earnings per share.

During 2000 and 1999, respectively, there were various options to purchase 30,600 and 165,600 shares of common stock which were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

The Company incurred net losses for the year ended December 31, 1999. Since the inclusion of stock options in the computation of diluted EPS would have had an antidilutive effect, the common shares associated with the options were excluded from the computation.

The convertible subordinated notes, which converted into the Company's common stock at $6.50 and $7.50 per share, were also excluded from the computation of the diluted EPS because the conversion price was greater than the market price at any given point during which they were outstanding for the two years ended December 31, 2000.

12.      Treasury Stock:

On December 31, 2000, the Company retired 781,212 shares of common stock, $.01 par value, held in treasury.

13.        Subsequent event:

On March 15, 2001 the Company's revolving line of credit was increased to $3,000,000, and the maturity was extended to December 31, 2002.

14.      Uncertainties:

The Company incurred net losses of $17 million and $6 million in the years ending December 31, 1999 and 1998, respectively. During the last four years ending December 31, 1999, the Company incurred severe loan losses that caused the Company's bank lenders to restrict the line of credit and request repayment. The Company was forced to sell assets to comply with the lenders' request. The need to use the proceeds of sales to repay the bank lenders made it impractical for the Company to solicit and make loans to new clients. The Company was also in default on its New Notes, and had outstanding litigation, which presented additional contingent liabilities.

In response to this situation, the Company took several steps in an effort to return the Company to profitability. The Company consummated the sale of the factoring portfolio and certain ABL loans, reduced staffing and other expenses, repaid the bank lenders, and moved to smaller office space.

The Company developed a strategic turnaround plan that contemplated, among other things, a recapitalization of the Company in the form of the exchange of the convertible subordinated notes due 2003 for common stock.

    --------------------------------------- ------------------ ------------------ --------------- -----------------
    SCHEDULE IV
    --------------------------------------- ------------------ ------------------ --------------- -----------------
    INDEBTEDNESS TO RELATED PARTIES
    ---------------------------------------------------------------------------------------------------------------

                                            Balance at                            Amounts            Balance at
    --------------------------------------  Beginning of                          Paid or               End
                                            Period                Additions       Converted              of
    Name of Creditor                                                                                    Period
    --------------------------------------- ------------------ ------------------ --------------- -----------------
    Year Ended December 31, 2000:
    ---------------------------------------

    ---------------------------------------
    All directors and officers as a
        Group
    ---------------------------------------
                                                    $ 102,000            $     -               $         $ 100,000
                                                                                           2,000
    ---------------------------------------
     Value Partners                                 4,996,772                          4,996,772                 -
                                                                               -
    ---------------------------------------
    Total                                          $5,098,772            $     -      $4,998,772          $100,000
    ---------------------------------------

    ---------------------------------------
    Year Ended December 31, 1999:
    ---------------------------------------

    ---------------------------------------
    All directors and officers as a
        group
    ---------------------------------------
                                                    $ 102,000            $     -          $    -         $ 102,000
    ---------------------------------------
     Value Partners                                 4,197,000          1,000,000         200,228         4,996,772
    ---------------------------------------
    Total                                          $4,299,000         $1,000,000        $200,228        $5,098,772
    ---------------------------------------

    --------------------------------------- ------------------ ------------------ --------------- -----------------

Letterhead of Arthur Andersen LLP
Report of Independent Public Accountants

To the Board of Directors of Harbourton Financial Corp.:

We have audited the accompanying statements of financial condition of Harbourton Financial Corp. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999, and for the period August 28, 1998 (Inception), to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, and for the period August 28, 1998 (Inception), to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Vienna, Virginia
February 15, 2000


Harbourton Financial Corp.
Statements of Financial Condition as of December 31, 1999 and 1998

Assets
                                                                            1999             1998
Cash and cash equivalents                                              $ 971,317       $1,871,130
Restricted cash                                                           45,341           10,750
Loans held for investment, net of deferred income of $548,530
and $292,099, respectively                                             7,183,291        2,249,969
Interest receivable                                                      118,261           37,177
Other receivables                                                         76,298           99,125
Property and equipment, net of accumulated depreciation of
$18,661 and $32,060, respectively                                         19,243           19,784
Income taxes receivable                                                   32,267               --
Total assets                                                          $8,446,018       $4,287,935

Liabilities and Stockholders' Equity

Liabilities:
Accrued liabilities and accounts payable                               $ 209,039         $ 58,157
Income taxes payable                                                          --           77,733
Total liabilities                                                        209,039          135,890
Stockholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized,
no shares issued or outstanding                                               --               --
Common stock, $.01 par value, 1,000,000 shares authorized,
745,428 and 405,762 shares issued and outstanding,
respectively                                                               7,454            4,057
Additional paid-in capital                                             7,675,546        3,995,943
Retained earnings                                                        553,979          152,045
Total stockholders' equity                                             8,236,979        4,152,045
Total liabilities and stockholders' equity                            $8,446,018       $4,287,935



The accompanying notes are an integral part of these statements.



Harbourton Financial Corp.
Statements of Operations For the Year Ended December 31, 1999, and for the Period August 28, 1998 (Inception), to
December 31, 1998


                                                                            1999             1998
Revenues:
Loan income                                                           $1,331,992         $463,711
Other income                                                              85,358           11,971
Total revenues                                                         1,417,350          475,682
Expenses:
Salaries and benefits                                                    452,648          117,781
Depreciation and amortization                                             13,330            5,345
General and administrative                                               297,765          122,778
Total expenses                                                           763,743          245,904
Net income before provision for income taxes                             653,607          229,778
Provision for income taxes                                               251,673           77,733
Net income                                                             $ 401,934         $152,045










The accompanying notes are an integral part of these statements.

Harbourton Financial Corp.
Statements of Changes in Stockholders' Equity for the Year Ended December 31, 1999, and for the Period August 28, 1998 (Inception), to December 31, 1998


                                                         Additional
                                        Common Stock   Paid-In Capital    Retained
                                                                          Earnings        Total

Balance, August 28, 1998 (Inception)              $--           $   --         $  --          $   --
Issuance of shares                              4,057        3,995,943            --       4,000,000
Net income                                         --               --       152,045         152,045
Balance, December 31, 1998                      4,057        3,995,943       152,045       4,152,045
Issuance of shares                              3,397        3,679,603            --       3,683,000
Net income                                         --               --       401,934         401,934
Balance, December 31, 1999                     $7,454       $7,675,546      $553,979      $8,236,979













The accompanying notes are an integral part of these statements.

Harbourton Financial Corp.
Statements of Cash Flows for the Year Ended December 31, 1999, and for the Period August 28, 1998 (Inception), to December 31, 1998


                                                                                  1999              1998
Cash flows from operating activities:
Net income                                                                   $ 401,934         $ 152,045
Adjustments to reconcile net income to net cash flows
provided by operating activities-
  Depreciation and amortization                                                 13,330             5,345
  Changes in operating assets and liabilities:
  Interest receivable                                                         (81,084)           (2,489)
  Other receivables                                                             22,827          (75,413)
  Accrued liabilities and accounts payable                                     150,882            23,705
Income taxes, net                                                            (110,000)            77,733
Net cash provided by operating activities                                      397,889           180,926
Cash flows from investing activities:
  Increase in loans held for investment, net                               (4,933,322)         (485,267)
  Purchase of property and equipment, net                                     (12,789)          (11,201)
  Payment for purchase of assets of
  Harbourton
  Residential Capital Co. L.P., net of cash acquired                                --       (1,802,578)
Net cash used in investing activities                                      (4,946,111)       (2,299,046)
Cash flows from financing activities:
Proceeds from issuance of shares                                             3,683,000         4,000,000
Net cash provided by financing activities                                    3,683,000         4,000,000
Net (decrease) increase in cash and cash equivalents                         (865,222)         1,881,880
Cash and cash equivalents, beginning of period                               1,881,880                --
Cash and cash equivalents, end of period                                    $1,016,658        $1,881,880
Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes                                 $ 361,673            $   --



The accompanying notes are an integral part of these statements.

Harbourton Financial Corp.
Notes to Financial Statements for the Year Ended December 31, 1999, and for the Period August 28, 1998 (Inception), to December 31, 1998

1.       Summary of Significant Accounting Policies:

General

Harbourton Financial Corp. (the "Company") incorporated and began operations on August 28, 1998. The Company's operations began with the acquisition of the assets and liabilities of Harbourton Residential Capital Corporation ("HRCC") on August 28, 1998 (see Note 2). The Company provides a broad range of services to the residential building community. Its primary business is providing development and construction financing to building companies in the Mid-Atlantic region in Maryland, Virginia, North Carolina and the Southeast region in Florida. The Company operates as a standalone entity with full capabilities of administering both debt and equity investments in real estate development and construction.
The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") and prevailing practices within the mortgage banking industry.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loans Held for Investment

Loans held for investment consist of the retained interest in loans originated by the Company, net of deferred income.

Loan Income

Loan fees and certain direct loan origination costs related to retained interests are deferred and recognized over the life of the loan on a straight-line basis.

Loan fees received and certain direct loan origination costs allocated to the participation interest sold are recognized as advances are made and funded by the participants.

The Company receives two forms of interest income. The current portion is accrued into income monthly based on the outstanding amount of the investment in the loan at a market rate of interest. In addition, on certain loans, the Company is entitled to an additional preferred return based on the outstanding amount of the investment in the loan times the rate of preferred return. The preferred return is recognized in income as the borrower conveys title to third-party purchasers. At December 31, 1999, the Company had lending arrangements with the following returns:

Current portion                                                       10% to 12%
Deferred portion                                                       3% to 13%

In certain lending arrangements, the Company is entitled to a percentage share of underlying project profit in addition to loan fees and interest. The Company recognizes this income as the borrower conveys title to third-party purchasers.

Property and Equipment

Property and equipment includes furniture, fixtures, and equipment recorded at cost. Major additions are capitalized while routine replacements, maintenance and repairs are charged to expense. Depreciation is computed using the straight-line method over estimated useful lives ranging from 3 to 5 years. The cost and accumulated depreciation for property and equipment retired, sold, or otherwise disposed of are removed from the accounts, and any resulting gains or losses are reflected in income.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Statements of Cash Flow

For purposes of the Statement of Cash Flows, the Company considers cash and overnight investments with original maturities of 90 days or less as cash and cash equivalents.

Reclassification

Certain 1998 amounts have been reclassified to conform with the 1999 financial statement presentation.

2.       Loans Held for Investment:

The Company's main line of business is originating acquisition, development and construction loans and, in certain instances, selling a participation interest (typically between 80 percent and 95 percent) in those loans. The participant is required to fund advances on these loans based upon their participation interest and the Company funds the remainder. The interest retained by the Company is subordinate to that of the participant such that the Company assumes the risk for any losses up to the amount of retained interest in the loan. Currently, the Company has participation agreements with three entities. Pursuant to the current participation arrangements, the Company passes through interest to the participants based on their participation interest amounts.

At December 31, 1999 and 1998, loans held for investment, net is comprised of the following:

                                          1999                           1998
Loans receivable - gross              $19,629,239                    $14,892,879
Portion sold to participa            (11,897,418)                   (12,350,811)
Deferred loan fees                      (326,067)                      (292,099)
Deferred interest income                (222,463)                             --
Loans held for investment              $7,183,291                     $2,249,969

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities." The statement significantly changed the accounting treatment for transfers of financial assets requiring financial assets to be accounted for on a financial-component basis. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The transferor has surrendered control over transferred assets if and only if the transferred assets have been isolated from the transferor, the transferee obtains the right to pledge or exchange the transferred assets, and the transferor does not maintain effective control over the transferred assets.

3.       Commitments and Contingencies:

The Company leases office space and equipment under noncancelable operating leases. Future minimum rental commitments under existing operating leases having an initial or remaining noncancelable lease terms in excess of one year at December 31, 1999, are as follows:

Year Ended
December 31
2000                                                                    $109,449
2001                                                                     113,268
2002                                                                     116,621
2003                                                                      48,137
Total                                                                   $387,475

Rent expense totaled $59,947 for 1999 and $12,914 for the period August 28, 1998 (Inception), to December 31, 1998.

The Company originates construction and land development loans primarily in its market area of the Mid-Atlantic and Southeastern states including Maryland, Virginia, District of Columbia, Delaware, Pennsylvania, North Carolina and Florida. These loans are collateralized by deeds of trust on the underlying real property. The Company uses standard underwriting practices, which are generally accepted in the mortgage banking industry. These underwriting practices are designed to meet the requirements of the various mortgage agencies and attract the best investment opportunities.

The Company also sells participation interests in certain of its loans as discussed in Note 2 above. The Company is exposed to credit risk under these participation agreements to the extent that the participant fails to perform under the participation agreement. Currently, the Company has three participants, all of which meet the credit requirements of the Company. Any future participants will be reviewed closely by the Company to ensure they meet credit requirements.

The Company is required to fund advances under its loan agreements. At December 31, 1999, the Company is committed to fund advances up to a maximum amount of $33,164,224 under all loan agreements for the life of the agreements. Participation interests in these commitments totaled $22,997,000 at December 31, 1999.

The aggregate balance of custodial escrow funds maintained in connection with the loans serviced as of December 31, 1999 and 1998, was $0 and $90,000, respectively. These balances are not included in the accompanying statement of financial condition. However, the Company receives income reflected as other income on the accompanying statement of operations.

4.       Estimated Fair Value of Financial Instruments:

The following estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998, are presented in accordance with generally accepted accounting principles, which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimated fair values, however, may not represent the liquidation value or the market value of the Company.

                                                           1999                                  1998
                                                Carrying            Fair            Carrying              Fair
                                                 Amount             Value             Amount              Value
Financial assets:

Cash and cash equivalents                       $1,016,658        $1,016,658         $1,881,880         $1,881,880
Loans held for investment, net                   7,183,291         7,183,291          2,249,969          2,249,969

The following methods and assumptions were used to estimate the fair values at December 31, 1999 and 1998:

Cash and Cash Equivalents

Carrying amount approximates fair value.

Loans held for investment, net

Carrying amount approximates fair value as all loans are at rates that approximate current lending rates.

5.  Income Taxes:

The provision for income taxes for the year ended December 31, 1999 and for the period August 28, 1998 (Inception), to December 31, 1998, is summarized as follows:

                                             1999                                           1998

                             Current       Deferred           Total        Current        Deferred           Total
Federal                     $149,669        $62,194        $211,863       $129,147       $(65,335)         $63,812
State                         28,835         10,975          39,810         25,451        (11,530)          13,921
                            $178,504        $73,169        $251,673       $154,598       $(76,865)         $77,733

A reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate for the year ended December 31, 1999, and for the period August 28, 1998 (Inception), to December 31, 1998 is as follows:
                                                 1999                       1998
Statutory Federal income tax rate               32.4%                      27.8%
State taxes, net of federal benefi               5.2%                       5.1%
Disallowed meal and entertainment expenses        .9%                        .9%
Effective income tax rate                       38.5%                      33.8%

Deferred income taxes result from temporary differences in the recognition of income and expense for tax versus financial reporting purposes. The sources of these temporary differences and the related tax effects at December 31, 1999 and 1998 are as follows:
                                                 1999                       1998
Deferred tax assets:
Loan fees                                         $--                    $70,972
Organizational costs                            3,516                      5,893
                                               $3,516                    $76,865


Harbourton Financial Corp.
Statements of Financial Condition as of November 30, 2000 and December 31,1999

Assets
                                                                              November 30, 2000    December 31, 1999
                                                                                    (Unaudited)
Cash and cash equivalents                                                              $249,945             $971,317
Restricted cash                                                                               -               45,341
Loans held for investment, net                                                       11,253,730            7,183,291
Interest and other receivables                                                          451,691              118,261
Property and equipment, net                                                              10,727               19,243
Income taxes receivable                                                                       -              32,267
Total assets                                                                        $11,966,093           $8,446,018


Liabilities and Stockholders' Equity
Liabilities:
Loan Payable                                                                         $2,145,000                    -
Accrued liabilities and accounts payable                                                478,777              209,039
Income taxes payable                                                                    83,074                     -
Total liabilities                                                                     2,706,851              209,039
Stockholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares
issued or outstanding                                                                         -                    -
Common stock, $.01 par value, 1,000,000 shares authorized, 778,582 and
745,428 shares issued and outstanding, respectively                                       7,876                7,454
Additional paid-in capital                                                            8,146,624            7,675,546
Retained earnings                                                                    1,104,742              553,979
Total stockholders' equity                                                           9,259,242            8,236,979
Total liabilities and stockholders' equity                                          $11,966,093           $8,446,018






The accompanying notes are an integral part of these statements.





Harbourton Financial Corp.
Statements of Operations for the eleven month periods ended November 30, 2000 and 1999 (unaudited)

                                                                2000                  1999
Revenues:
Loan income                                               $1,411,960            $1,208,445
Other income                                               1,157,036                60,631
Total revenues                                             2,568,996             1,269,076
Expenses:
Salaries and benefits                                        752,759               377,833
Depreciation and amortization                                836,539               254,772
General and administrative                                    11,039                12,277
    Interest                                                 76,158                     0
Total expenses                                            1,676,495               644,882
Net income before provision for income taxes                 892,500               624,194
Provision for income taxes                                  341,739               236,944
Net income                                                  $550,762              $387,250
















The accompanying notes are an integral part of these statements.



Harbourton Financial Corp.
Statement of Cash Flows for the eleven month periods ended November 30,

                                                                         2000              1999
Cash flows from operating activities:
Net income                                                           $550,763          $387,250
Adjustments to reconcile net income to net cash flows
provided by operating activities-
Depreciation and amortization                                          11,039            12,277
Changes in operating assets and liabilities:
Interest receivable                                                 (192,538)          (63,184)
Other receivables                                                    (64,594)            70,941
Accrued liabilities and accounts payable                              269,738            84,879
Income taxes, net                                                     115,342             4,878
Net cash provided by operating activities                             689,750           497,041
Cash flows from investing activities:
Increase in loans held for investment, net                        (4,070,439)       (4,885,235)
Purchase of property and equipment, net                               (2,524)          (12,789)
Net cash used in investing activities                             (4,072,963)       (4,898,024)
Cash flows from financing activities:
Increase from issuance of shares                                      471,500         2,600,000
Proceeds from bank loan                                             2,145,000                 0
Net cash provided by financing activities                           2,616,500         2,600,000
Net (decrease) increase in cash and cash equivalents                (766,713)       (1,800,983)
Cash and cash equivalents, beginning of period                      1,016,658         1,881,880
Cash and cash equivalents, end of period                             $249,945           $80,897
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes                          $ 226,283          $232,066









The accompanying notes are an integral part of these statements.

Harbourton Financial Corp.
Notes to Financial Statements for the Eleven Months Ended  November 30, 2000


1. General. The consolidated financial statements of Harbourton Financial Corporation ("Harbourton") included herein are unaudited for the periods ended November 30, 2000 and 1999; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Harbourton believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the eleven months ended November 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Harbourton's audited financial statements for the year ended December 31, 1999 and for the Period August 28, 1998 (inception) to December 31, 1998.

2. Line of Credit. On May 11, 2000, Harbourton obtained a senior secured credit facility in the amount of $2,000,000 from a local FDIC-insured financial institution,. The facility is a revolving line of credit, carries an interest rate of the prime rate plus a premium, and expires May 11, 2001. The lender has been granted a collateral security interest in two of Harbourton's loans having a combined original principal indebtedness of $4,320,000, and a general assignment of Harbourton's right to all collections from notes. The loan contains financial covenants of the type generally found in this type of facility. On November 10, 2000 the facility was increased to $2,500,000.

3. Merger Agreement. On October 25, 2000, Harbourton entered into a definitive merger agreement with Allstate Financial Corporation ("Allstate"), a company controlled by Harbourton's majority shareholder. The agreement calls for Allstate to issue approximately 7,516,162 shares of common stock, plus make a cash payment of approximately $1,900,000, to purchase all of the outstanding common stock of Harbourton

4. Subsequent Event. On November 30, 2000 Allstate Financial Corporation purchased 100% of the issued and outstanding common stock of Harbourton Financial Corporation, for 7,516,160 shares of Allstate common stock plus a cash payment of $2,115,630. The transaction was accounted for as a combination of a pooling of interests and a purchase. Harbourton was merged into Allstate with Allstate being the surviving company.

Pro Forma Financial Information.

The pro forma condensed consolidated financial statements of the Company and Harbourton included herein are unaudited, and are not prepared in accordance with generally accepted accounting principles. They reflect the combined operations of Allstate and Harbourton giving effect to the combination at January 1, 2000. Information and note disclosures normally included in financial statements have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the year ending December 31, 2000 are not necessarily indicative of the results of operations to be expected in future years. It is suggested that these pro forma condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the years ended December 31, 2000 and 1999 and Harbourton's audited financial statements for the year ended December 31, 1999 and for the Period August 28, 1998 (inception) to December 31, 1998.

Unaudited Pro Forma Condensed Combined Income Statement for the Year Ending December 31, 2000.

                                                    Company        Harbourton       Adjustments       Combined
  ----------------------------------------------
                                                                    10 Months
                                                   Year ended     ended October
                                                  December 31,      31, 2000
                                                      2000
  ----------------------------------------------

  ----------------------------------------------
  Total Revenues                                     $1,465,115       $2,354,264          $     -       $3,819,379
  ----------------------------------------------

  ----------------------------------------------
  Expenses
  ----------------------------------------------
    Compensation and fringe benefits                    727,113          617,307         -               1,344,420
  ----------------------------------------------
    General and administrative                        1,168,823          783,764         -               1,952,587
  ----------------------------------------------
    Interest expense                                    594,128           65,973         -                 660,101
  ----------------------------------------------
    Provision for credit (recoveries) losses          (839,319)                -         -               (839,319)

  ----------------------------------------------

  ----------------------------------------------
  Total Expenses                                      1,650,745        1,467,044         -               3,117,789
  ----------------------------------------------

  ----------------------------------------------
  (Loss) before income tax (benefit) expense          (185,630)          887,220         -                 701,590

  ----------------------------------------------

  ----------------------------------------------
  Income tax (benefit) expense                      (3,031,311)          339,717  (339,717)(1)         (3,031,311)
  ----------------------------------------------

  ----------------------------------------------
  Net income (loss)                                  $2,845,681         $547,503         -              $3,732,901
  ----------------------------------------------

  ----------------------------------------------
  Net income (loss) per common share
  ----------------------------------------------
    Basic and  diluted                                 $   0.62            $0.71                             $0.35
  ----------------------------------------------
  Shares used in calculation                          4,569,949          770,384                        10,812,880
  ----------------------------------------------

1 Assumes a combined tax return is filed for the period

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATE FINANCIAL CORPORATION


By: /s/_ J. Kenneth McLendon
      J. Kenneth McLendon
     President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

     /s/ J. Kenneth McLendon
      J. Kenneth McLendon
      President, Chief Executive Officer , Director
      Date :  March 29, 2001

       /s/ C. Fred Jackson
      C. Fred Jackson
     Secretary/Treasurer, Chief Financial Officer
      Date :  March 29, 2001

     /s/ Paula M. Morgan
      Paula M. Morgan
     Controller, Principal Accounting Officer
      Date :  March 29, 2001

      /s/ David W. Campbell
      David W.Campbell
      Chairman, Director
      Date :  March 29, 2001

     /s/ Timothy G. Ewing
      Timothy G.Ewing
      Director
      Date :  March 29, 2001

     /s/ William H. Savage
      William H.Savage
      Director
      Date :  March 29, 2001