Form 10QSB
period 2001-03-31
HARBOURTON FINANCIAL CORP
filed 2001-05-11
CIK 852220

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission File Number 0-17832

                        Harbourton Financial Corporation
        (Exact name of small business issuer as specified in its charter)

                       Delaware                              54-1208450
               (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)              Identification No.)


   8180 Greensboro Drive, McLean, VA                            22102
(Address of principal executive offices)                      (Zip Code)

                                 (703) 883-9757
                           (Issuer's telephone number)


                         Allstate Financial Corporation
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X     No
          ----        ----

The number of shares outstanding of the issuer's common stock, no par value, as of May 1, 2001, was 15,184,164

Transitional Small Business Disclosure Format

(check one):   No     X     Yes
                     ----        ----

                        Harbourton Financial Corporation
                                   Form 10-QSB
                                      Index
                                                                           Page
                                                                          Number
Part I
   Item 1.  Financial Statements
     Consolidated Balance Sheets...............................................1
     Consolidated Statements of Operations (unaudited).........................2
     Consolidated Statements of Comprehensive Income (unaudited)...............2
     Consolidated Statements of Shareholders' Equity...........................3
     Consolidated Statements of Cash Flows (unaudited).........................4
     Notes to Consolidated Financial Statements................................5
   Item 2.  Management's Discussion and Analysis or Plan of Operation..........6
Part II
   Item 1.  Legal Proceedings.................................................10
   Item 2.  Changes in Securities and Use of Proceeds.........................10
   Item 3.  Defaults Upon Senior Securities...................................10
   Item 4.  Submission of Matters to a Vote of Security Holders...............10
   Item 5.  Other.............................................................10
   Item 6.  Exhibits and Reports on Form 8-K..................................10
Signatures....................................................................10



                Harbourton Financial Corporation and Subsidiaries

                           Consolidated Balance Sheets

  ------------------------------------------------------------------------ --------------------- ----------------------
                                                                                 March 31, 2001      December 31, 2000

                                                                                    (unaudited)
  ------------------------------------------------------------------------ --------------------- ----------------------

Assets
  ------------------------------------------------------------------------
   Cash and cash equivalents                                                          $ 624,927              $ 447,184
  ------------------------------------------------------------------------
   Loans receivable, net                                                             11,484,812             12,199,912
  ------------------------------------------------------------------------
   Purchased receivables, net                                                         1,519,754              1,575,969
  ------------------------------------------------------------------------
   Securities available for sale                                                         24,000                 60,000
  ------------------------------------------------------------------------
   Deferred income taxes, net                                                         3,157,455              3,126,714
  ------------------------------------------------------------------------
   Furniture, fixtures and equipment, net                                                50,447                 55,617
  ------------------------------------------------------------------------
   Other assets                                                                         110,315                154,328
  ------------------------------------------------------------------------
  Total assets                                                                      $16,971,710           $17,619,724
  ------------------------------------------------------------------------
  Liabilities and shareholders' equity
  ------------------------------------------------------------------------
  Liabilities
  ------------------------------------------------------------------------
      Notes payable                                                                   $ 790,000            $ 1,420,000
  ------------------------------------------------------------------------
      Convertible subordinated notes                                                    266,000                266,000
  ------------------------------------------------------------------------
      Accounts payable and accrued expenses                                             279,435                793,867
  ------------------------------------------------------------------------
      Income taxes payable                                                               24,189                 24,189
  ------------------------------------------------------------------------
   Total liabilities                                                                  1,359,624              2,504,056
  ------------------------------------------------------------------------
   Shareholders' equity:
  ------------------------------------------------------------------------
      Preferred stock, no par value, authorized 2,000,000
       shares, no shares issued or outstanding                                                -                      -
  ------------------------------------------------------------------------
    Common stock, $.01 par value, authorized 20,000,000
       shares;                                                                          151,841                151,841
       15,184,164 issued and outstanding
  ------------------------------------------------------------------------
    Additional paid-in-capital                                                       24,612,674             24,612,674
  ------------------------------------------------------------------------
    Accumulated deficit                                                             (9,172,429)            (9,704,847)
  ------------------------------------------------------------------------
    Accumulated other comprehensive income: unrealized
       gains on  investment securities                                                   20,000                 56,000
  ------------------------------------------------------------------------
   Total shareholders' equity                                                        15,612,086             15,115,668
  ------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                        $16,971,710            $17,619,724


                 See Notes to Consolidated Financial Statements

                Harbourton Financial Corporation and Subsidiaries

                Consolidated Statements of Operations (unaudited)


                                                                                           Three months ended March 31,
  ---------------------------------------------------------------------------
                                                                                           2001                  2000
  --------------------------------------------------------------------------- ------------------ ---------------------
  Revenues
  ---------------------------------------------------------------------------
    Interest, discounts, and loan fees                                                 $506,225              $131,950
  ---------------------------------------------------------------------------
    Administration fees and other revenue                                               394,437                71,763
  ---------------------------------------------------------------------------
    Profit participations                                                                28,422                     -
  ---------------------------------------------------------------------------
  Total Revenues                                                                        929,084               203,713
  ---------------------------------------------------------------------------
  Expenses
  ---------------------------------------------------------------------------
    Compensation and fringe benefits                                                    292,580               168,897
  ---------------------------------------------------------------------------
    General and administrative                                                           97,544               217,342
  ---------------------------------------------------------------------------
    Interest expense                                                                     37,283               141,345
  ---------------------------------------------------------------------------
  Total Expenses                                                                        427,407               527,584
  ---------------------------------------------------------------------------
  Income (loss) before income tax benefit                                               501,677             (323,871)
  ---------------------------------------------------------------------------
  Income tax benefit                                                                   (30,741)                     -
  ---------------------------------------------------------------------------
  Net income (loss)                                                                    $532,418            $(323,871)
  ---------------------------------------------------------------------------
  Net income (loss) per common share
  ---------------------------------------------------------------------------
    Basic and  diluted                                                                  $  0.04              $ (0.14)
  ---------------------------------------------------------------------------
  Weighted average number of shares outstanding
  ---------------------------------------------------------------------------
    Basic and  diluted                                                               15,184,164             2,324,616

                     Harbourton Corporation and Subsidiaries

           Consolidated Statements of Comprehensive Income (unaudited)

  -------------------------------------------------------------------------- ------------------------------------------
                                                                                         Three months ended  March 31,
                                                                                               2001               2000
  -------------------------------------------------------------------------- ----------------------- ------------------
Net income (loss)                                                                           $532,418        $(323,871)
  Other comprehensive income:
    Unrealized  loss on securities available for sale                                       (36,000)                 -
  Comprehensive income (loss)                                                               $496,418        $(323,871)

                 See Notes to Consolidated Financial Statements

                Harbourton Financial Corporation and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

------------------------------------------------------------------------------------------------------------------------------------

                                                                                Retained    Accumulated Other
                                                 Additional                     Earnings      Comprehensive
                                      Common      Paid-in-   Treasury Stock   (accumulated       Income
                                      Stock       Capital                        Deficit)                         Total

Balance - December 31, 1999      $     40,000    $ 18,874,182  $(4,967,472)   $(13,604,281)     $    -            $342,429

Amortization of treasury stock
acquisition costs                        -               -           13,449             -            -              13,449

Unrealized gains on investment
securities                               -               -               -              -         56,000            56,000

Issuance of restricted stock             -             89,250            -
                                                                                        -            -              89,250
Conversion of no par value Virginia
shares to $.01 par value Delaware
shares                                (7,192)           7,192            -              -            -                -

Issuance of 5,168,388 shares in
exchange for convertible
subordinated notes                     51,684       4,688,415            -              -            -           4,740,099

Issuance of 7,516,160 shares in
exchange for common stock of
Harbourton Financial Corp.             75,161       7,931,878            -        1,053,753                      9,060,792

Return of capital                        -        (2,024,220)            -              -            -         (2,024,220)

Retirement of 781,212 shares of
treasury stock                        (7,812)     (4,954,023)     4,954,023             -            -             (7,812)

Net income                                                                        2,845,681          -           2,845,681

Balance-December 31, 2000         $   151,841    $ 24,612,674      $     -     $(9,704,847)   $   56,000      $ 15,115,668

Net income (unaudited)                                                              532,418          -             532,418

Unrealized loss on investment
securities (unaudited)                 -              -                  -              -       (36,000)          (36,000)


Balance-March 31, 2001           $    151,841    $ 24,612,674      $     -     $(9,172,429)   $   20,000      $ 15,612,086
(unaudited)



                 See Notes to Consolidated Financial Statements

                Harbourton Financial Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (unaudited)




---------------------------------------------------------------------------------------------------------------
                                                                                      Three months ended:
                                                                             March 31, 2001        March 31, 2000
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
           Net income (loss)                                                       $532,418            $(323,871)
           Adjustments to reconcile net income (loss)
           to cash provided by (used by)operating activities:
           Depreciation                                                              10,098                19,999

           Amortization of valuation allowance                                     (22,647)                    -
           Changes in operating assets and liabilities:
           Other assets                                                              44,013                11,033

           Accounts payable and accrued expenses                                  (514,432)              (91,582)
           Deferred income taxes                                                   (30,741)                    -
Net cash provided by (used  by) operating activities                                 18,710             (384,421)
Cash flows from investing activities:
           Collection of receivables, net                                           793,926               978,876
           (Purchase) sale of furniture, fixtures and equipment                     (4,928)                11,498
Net cash provided by investing activities                                           789,034               990,374
Cash flows from financing activities:
           Principal payments on notes payable, net                               (630,000)             (746,151)
           Treasury stock acquisition costs                                            -                  (2,830)
Net cash used by financing activities                                             (630,000)             (748,981)
Net  increase (decrease) in cash                                                    177,743             (143,028)
Cash, beginning of period                                                           447,184              353,962
Cash, end of period                                                                $624,927              $210,934
Supplemental disclosure of cash flow information:
           Cash paid for interest                                                  $ 51,046               $41,345
           Unrealized loss on securities available for sale                       $(36,000)                $   -



                 See Notes to Consolidated Financial Statements

                Harbourton Financial Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1. General. The consolidated financial statements of Harbourton Financial Corporation (f/k/a Allstate Financial Corporation, prior to its name change on May 1, 2001) and subsidiaries (the "Company") included herein are unaudited for the periods ended March 31, 2001 and 2000; however, they reflect all adjustments ( consisting of only normal accruals) which, in the opinion of management, are necessary to present fairly the results for the periods presented. The December 31, 2000 balance sheet has been extracted from audited financial information.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2. Receivables. At March 31, 2001 and December 31, 2000, loans receivable, net, comprises the following:

                                                            March 31, 2001               December 31, 2000
Loans receivable, gross                                        $56,984,755                     $55,651,303
Portion sold to participants                                  (43,830,535)                    (41,833,057)
Deferred interest and fees                                     (1,067,792)                       (979,971)
Amount allocated from purchase
of minority interest                                              (75,409)                        (98,137)
Allowance for  credit losses                                     (526,126)                       (540,226)
Loans receivable, net                                          $11,484,812                     $12,199,912

At March 31, 2001 and December 31, 2000, purchased receivables, net, is as follows:


                                                                 March 31,2001          December 31, 2000

Life insurance policies                                             $2,814,868                 $2,914,868
Valuation allowance                                                (1,336,560)                (1,386,045)
Life insurance policies, net                                         1,478,308                  1,528,823
Litigation claims, net of unearned discount                             54,173                     59,872
Allowance for credit losses                                           (12,726)                   (12,726)
Litigation claims, net                                                  41,446                     47,146
Total purchased receivables,  net                                   $1,519,754                 $1,575,969


3. Credit Concentrations. For the quarter ended March 31, 2001, the total revenue from the two largest borrowers, each of which accounted for 10% or more of the Company's total revenues, was 40.6% of the Company's total revenues, as compared to a combined 56.6% of revenues for the three largest borrowers (each of which accounted for over 10% or more of the total) in the quarter ended March 31, 2000. At March 31, 2001, the four largest borrowers (counting as a single borrower those related by common ownership) measured by the Company's outstanding loan balances net of deferred income and participations sold, accounted for 57.4% of the Company's total receivables, while at December 31, 2000 four such borrowers accounted for 61.5%.

4. Lines of Credit. On March 15, 2001, the Company's bank approved an increase in the secured line of credit from $2.5 million to $3 million, and an extension of the maturity to December 31, 2002.

5. Stock Options. There was no activity in either the Qualified or 2000 Stock Option plans during the three months ended March 31, 2001. The Company continues to account for stock options under APB 25 and provides the additional disclosures as required by SFAS No. 123.

6. Income taxes. The Company determined that a portion of the valuation allowance for the deferred tax asset was not required because of projected future profitability and recorded a $222,834 reduction to the allowance in March 2001.

Activity in the net deferred income taxes account for the three months ending March 31, 2001 was as follows:

Beginning balance                                       $3,126,714
Income taxes                                             (192,092)
Reduction in valuation allowance                           222,834
Ending Balance                                          $3,157,455

7. Subsequent event. On May 1, 2001, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to change the Company's name from Allstate Financial Corporation to Harbourton Financial Corporation. The name change was effective May 1, 2001.

Item 2.  Management's Discussion and Analysis or Plan of Operation

This Form 10-QSB may contain certain "forward-looking statements" relating to the Company (defined in the notes to the financial statements above, and also referred to herein as "we," "our," or "us") that represent our current expectations or beliefs, including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negatives or other variations thereof, or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, seasonality and variability of quarterly results, our ability to continue our growth strategy, competition, and regulatory restrictions relating to potential new activities, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

General Description. Harbourton Financial Corporation, f/k/a Allstate Financial Corporation, was formed in 1982 as a Virginia corporation. On August 28 2000, we changed our state of incorporation to Delaware and, on November 30, 2000, acquired Harbourton Financial Corp. ("Old Harbourton") by merger. Old Harbourton was a Delaware corporation formed in August 1998 to acquire the assets of Harbourton Residential Capital Co., L.P. On May 1, 2001 we changed our name to Harbourton Financial Corporation, to better reflect our business plan, which is to provide financing to the residential building and development community, through products that were previously offered by Old Harbourton. Although we are no longer active in these business lines, we have a liquidating portfolio of commercial finance loans to small and middle-market businesses secured by inventory and machinery and equipment collateral ("Asset-Based" loans, or "ABL"). In October 1999, we sold our factoring business, the portion of the business that purchased discounted invoices with recourse. We will continue to receive revenue from this sale for the near future, under an agreement with the purchaser to pay us part of their net revenue earned from new factoring activities with the borrowers acquired from us. Our subsidiary Lifetime Options, Inc. manages a portfolio of life insurance policies it purchased from individuals facing life-threatening illnesses. During 1997, Lifetime Options ceased purchasing policies.

Liquidity and Capital Resources. Our requirement for capital is a function of the level of our generation of and investment in receivables. We fund this investment in receivables through participations, shareholders' equity, bank lines of credit, convertible subordinated notes, and internally generated funds. We believe our internal and external sources of liquidity are adequate.

During the three months ended March 31, 2001 we sold an additional participation interest (the "New Participation") in a retained interest (the "Retained Portion") in one of our acquisition, development, and construction ("AD&C") loans. Our net portfolio of loans receivable decreased as a result of the sale transaction.

On March 15, 2001, our bank approved an increase in our secured line of credit from $2.5 million to $3 million, and an extension of the maturity to December 31, 2002.

Financial condition at March 31, 2001 and December 31, 2000.

Total assets fell to $17.0 million at March 31, 2001 from $17.6 million at December 31, 2000, because of a reduction in our net receivable portfolio. Although our total loans receivable before the sale of participations ("Managed Loan Portfolio") increased by $1.3 million, we sold additional participations of $2 million. Purchased receivables declined by $56 thousand with the collection of two life insurance policies. We increased the balance of our deferred tax asset by $30 thousand as a result of a reduction in the valuation allowance applied to the asset. The value of our securities held for resale fell to $20 thousand from $36 thousand. Other assets decreased to $110 thousand from $154 thousand, because of fee collections.

The net difference of $715 thousand in loans receivable was used to reduce the balance of our line of credit. We also reduced accounts payable and accrued expenses, primarily through the payments of merger-related expenses and bonus compensation for the year ended December 31, 2000.


                       THIS SPACE INTENTIONALLY LEFT BLANK

The following table indicates the composition of our portfolio, net of deferred income and participations sold(gross of the allowance for losses), by loans receivable, and purchased receivables, as of March 31, 2001 and December 31, 2000 (dollars in thousands).

                       Composition of Receivable Portfolio

                                                           March 31, 2001            December 31, 2000
                                                                      %                           %
                                                         Amount    of total           Amount   of total

Loans receivable                                        $12,086          88.8%       $12,838       89.0%
Purchased receivables                                     1,532          11.2%         1,589       11.0%
Total portfolio                                         $13,618         100.0%       $14,427      100.0%

The following table indicates the composition of our retained loan portfolio, net of deferred income, by loan product, as of March 31, 2001 and December 31, 2000 (dollars in thousands).

            Loans Receivable, Net of Deferred Income, by Loan Product

Loan Product                                              March 31, 2001           December 31, 2000
                                                           Amount      %             Amount      %

Acquisition, development and construction                  $5,742        47.5%       $6,516        50.8%
Mezzanine                                                   5,386        44.5%        5,059        39.4%
Asset-based                                                   793         6.6%        1,146         8.9%
Other                                                         165         1.4%          117         0.9%
All products                                              $12,086       100.0%      $12,838       100.0%

Within the asset-based portfolio, we have one non-performing account. The balance of that loan was reduced to $447 thousand at March 31, 2001 from $464 thousand at December 31, 2000, through collections.

Three months ended March 31, 2001 vs. three months ended March 31, 2000.

The following table shows the components of revenue for the three-month periods ended March 31, 2001 vs. March 31, 2000 (dollars in thousands).

                                                  March 31, 2001         March 31, 2000            Increase
Revenues                                           Amount     %           Amount     %           Amount     %

Interest, discounts, and loan fees                 $506.2      54.5%      $132.0      64.8%      $374.3      283.6%
  Administration fees and other revenue             394.4      42.4%        71.8      35.2%       322.7      449.6%
  Profit participations                              28.4       3.1%           -          -        28.4         -
                                                                                                                -
Total Revenues                                     $929.1     100.0%      $203.7      100.0%     $725.4      356.2%

During the three months ended March 31, 2001, the results predominantly reflect our current core business of lending to builders/developers of residential real estate. Because we may provide higher amounts of funding based on loan to costs than traditional bank lenders, our loan structures provide for fees and other revenue, including profit participations in the properties being developed by borrowers, to enhance our yield and provide returns that may approach those traditionally earned by equity investments. In addition, we have subordinated our retained interests to our participants, which allows us to reduce the rates paid on participations sold. This has the effect of increasing our yield on our retained loan portfolio.

For the same period in 2000, the revenues were derived from the liquidating portfolio of commercial finance loans to small and middle-market businesses secured by inventory and machinery and equipment, as well as the fees from the buyer of the factoring business.

The following table shows our expenses for the three-month periods ended March 31, 2001 vs. March 31, 2000(dollars in thousands).


                                                  March 31, 2001         March 31, 2000       Increase/ (Decrease)
Expenses                                           Amount     %           Amount     %            Amount      %
 Compensation and fringe benefits                  $292.6      31.5%     $ 168.9       82.9%     $ 123.7       73.2%
  General and administrative                         97.5      10.5%       217.3      106.7%      (119.8)     (55.1%)
  Interest expense                                   37.3       4.0%       141.3       69.4%      (104.1)     (73.6%)
Total Expenses                                      427.4      46.0%       527.6      259.0%      (100.2)     (19.0%)
Income (loss) before income tax benefit             501.7      54.0%     (323.9)     (159.0%)      825.5      254.9%
Income tax benefit                                 (30.7)     (3.3%)        -           -          (30.7)          -

Net income (loss)                                  $532.4      57.3%    $(323.9)     (159.0%)     $856.3      264.4%


During the three months ended March 31, 2001, the expenses reflect the operations of the merger of the Company with Old Harbourton (the "Merged Operation"). Compensation expenses were higher for the Merged Operation in part because it employs a greater number of people to effect the new business model as compared to our liquidating operation in the same period last year. General and administrative expenses were lower primarily due to lower legal and professional costs, rent and occupancy expenses and depreciation expense. Most of these savings relate to our downsizing during 2000. Interest expense is lower because the majority of our financing now comes from participations instead of lines of credit, and because we converted the majority of our convertible subordinated notes to equity in October 2000. Interest on the convertible subordinated notes in the three months ended March 31, 2001 was $7 thousand, vs. $123 thousand in the same period in 2000.

Based on our continued profitability we determined that a portion of the valuation allowance for the deferred tax asset was not required and recorded a $223 thousand reduction to the allowance in March 2001. Combined with income taxes at our statutory rate of $192 thousand, this led to a net tax benefit of $31 thousand. In 2000, we did not record any tax expense or benefit.

We did not record a provision for losses or recoveries in the three months ended March 31, 2001 or 2000. During the three months ended March 31, 2000, we charged off $17 thousand on asset-based loans, and recovered $3 thousand of loans charged-off in prior periods. During the three months ended March 31, 2000, we had no charge-offs, while recovering $7 thousand. At March 31, 2001, our allowance for losses on loans receivable was $526 thousand, of which $232 thousand was allocated to a non-performing account. The balance, $294 thousand, was 4.55% of our performing loans receivable, net, portfolio. We believe our allowance for loan losses is adequate.

Part II


Item 1.  Legal Proceedings.
None

Item 2.  Changes in Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and reports on Form 8-K.
 No Exhibits are required to be filed.

 No Reports were filed on Form 8-K during the period.

Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, Harbourton Financial Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbourton Financial Corporation


Date:    May 11, 2001


         /s/ J. Kenneth McLendon
         J. Kenneth McLendon
         President and Chief Executive Officer


Date:    May 11, 2001

         /s/ C. Fred Jackson
         C. Fred Jackson
         Senior Vice President and Chief Financial Officer