Form 10QSB
period 2001-06-30
HARBOURTON FINANCIAL CORP
filed 2001-08-08
CIK 852220

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
                         Commission File Number 0-17832

                        Harbourton Financial Corporation
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    54-1208450
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


                    8180 Greensboro Drive, McLean, VA   22102
                    ---------------------------------   -----
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

The number of shares outstanding of the issuer's common stock, $.01 par value, as of June 29, 2001, was 15,184,164

Transitional Small Business Disclosure Format

(check one):
  Yes            No     X
          ----        ----

                        Harbourton Financial Corporation
                                   Form 10-QSB
                                      Index
                                                                            Page
                                                                          Number
Part I
     Item 1.  Financial Statements
      Consolidated Balance Sheets..............................................1
      Consolidated Statements of Operations (unaudited)........................2
      Consolidated Statements of Comprehensive Income (unaudited)..............2
      Consolidated Statements of Shareholders' Equity..........................3
      Consolidated Statements of Cash Flows (unaudited)........................4
      Notes to Consolidated Financial Statements...............................5
     Item 2.  Management's Discussion and Analysis or Plan of Operation........8
Part II.......................................................................13
     Item 1.  Legal Proceedings...............................................13
     Item 2.  Changes in Securities and Use of Proceeds.......................13
     Item 3.  Defaults Upon Senior Securities.................................13
     Item 4.  Submission of Matters to a Vote of Security Holders.............13
     Item 5.  Other Information...............................................13
     Item 6.  Exhibits and Reports on Form 8-K................................13
Signatures....................................................................14

                Harbourton Financial Corporation and Subsidiaries

                           Consolidated Balance Sheets

  ------------------------------------------------------------------------ --------------------- ----------------------
                                                                              June 30, 2001        December 31, 2000
                                                                              -------------        -----------------
  ------------------------------------------------------------------------
  ------------------------------------------------------------------------
                                                                                Unaudited
  ------------------------------------------------------------------------ --------------------- ----------------------
Assets
  ------------------------------------------------------------------------

  ------------------------------------------------------------------------
   Cash and cash equivalents                                                           $759,202              $ 447,184
  ------------------------------------------------------------------------
   Loans receivable, net                                                             11,799,477             12,199,912
  ------------------------------------------------------------------------
   Purchased receivables, net                                                         1,518,454              1,575,969
  ------------------------------------------------------------------------
   Securities available for sale                                                            867                 60,000
  ------------------------------------------------------------------------
   Deferred income taxes, net                                                         3,190,198              3,126,714
  ------------------------------------------------------------------------
   Furniture, fixtures and equipment, net                                                40,463                 55,617
  ------------------------------------------------------------------------
   Other assets                                                                         232,719                154,328
                                                                                        -------                -------

  ------------------------------------------------------------------------
  Total assets                                                                      $17,541,380            $17,619,724
                                                                                    ===========            ===========
  ------------------------------------------------------------------------

  ------------------------------------------------------------------------
  Liabilities and shareholders' equity
  ------------------------------------------------------------------------

  ------------------------------------------------------------------------
  Liabilities
  ------------------------------------------------------------------------

  ------------------------------------------------------------------------
    Notes payable                                                                      $415,000            $ 1,420,000
  ------------------------------------------------------------------------
    Convertible subordinated notes                                                      266,000                266,000
  ------------------------------------------------------------------------
    Deferred Income                                                                      38,704
  ------------------------------------------------------------------------
    Accounts payable and accrued expenses                                               572,163                793,867
  ------------------------------------------------------------------------
    Income taxes payable                                                                 24,189                 24,189
                                                                                         ------                 ------
  ------------------------------------------------------------------------
   Total liabilities                                                                  1,316,056              2,504,056
                                                                                      ---------              ---------
  ------------------------------------------------------------------------

  ------------------------------------------------------------------------
   Shareholders' equity:
  ------------------------------------------------------------------------
      Preferred stock, no par value, authorized 2,000,000
       shares, no shares issued or outstanding                                                -                      -
  ------------------------------------------------------------------------

  ------------------------------------------------------------------------
    Common stock, $.01 par value, authorized 20,000,000
       shares;                                                                          151,841                151,841
       15,184,164 issued and outstanding
  ------------------------------------------------------------------------

  ------------------------------------------------------------------------
    Additional paid-in-capital                                                       24,612,674             24,612,674
  ------------------------------------------------------------------------
    Accumulated deficit                                                             (8,536,058)            (9,704,847)
  ------------------------------------------------------------------------
    Accumulated other comprehensive income: unrealized
    (loss) gain on  investment securities                                               (3,133)                 56,000
                                                                                        -------                -------

  ------------------------------------------------------------------------
   Total shareholders' equity                                                        16,225,324             15,115,668
                                                                                     ----------             ----------
  ------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                        $17,541,380            $17,619,724
                                                                                    ===========            ===========
  ------------------------------------------------------------------------



                 See Notes to Consolidated Financial Statements

                Harbourton Financial Corporation and Subsidiaries

                Consolidated Statements of Operations (unaudited)

                                                   Three Months Ending June 30,         Six Months Ending June 30,
    ---------------------------------------------
                                                      2001              2000              2001              2000
    ---------------------------------------------------------------------------------------------------------------------

Revenues
  --------------------------------------------
    Interest, discounts, and loan fees                $566,615          $85,038          $1,072,840          $216,928
  --------------------------------------------
    Administration fees and other revenue              507,551          118,783             901,988           190,546
  --------------------------------------------
    Profit participations                               68,756                -              97,178                 -
                                                        ------            -----              ------             -----
  --------------------------------------------
  Total Revenues                                     1,142,922          203,821           2,072,006           407,474
                                                     ---------          -------           ---------           -------
  --------------------------------------------
  Expenses
  --------------------------------------------
    Compensation and fringe benefits                   313,547          116,254             606,128           285,242
  --------------------------------------------
    General and administrative                         210,357          324,969             307,900           542,831
  --------------------------------------------
    Interest expense                                    15,390          205,369              52,673           346,714
  --------------------------------------------
  Provision for (recovery of) credit losses                -          (365,489)                -            (365,489)
                                                        ------        ---------              ----           ---------
  --------------------------------------------
  Total Expenses                                      539,294          281,103             966,701           809,298
                                                      --------        --------             --------          --------
  --------------------------------------------
  Income (loss) before income tax benefit              603,628         (77,282)           1,105,305         (401,824)
  --------------------------------------------
  Income tax benefit                                  (32,743)                             (63,484)              -
                                                      --------         -------             --------              ----

  --------------------------------------------
  Net income (loss)                                  $636,371         $(77,282)         $1,168,789         $(401,824)
                                                     =========        =========         ===========        ==========
  --------------------------------------------
  Net income (loss) per common share
  --------------------------------------------
    Basic and  diluted                                $  0.04         $  (0.03)           $   0.08          $  (0.17)
                                                      ========        =========           =========         =========
  --------------------------------------------
  Weighted    average   number   of   shares
  outstanding
  --------------------------------------------
    Basic and  diluted                              15,184,164        2,385,445          15,184,164         2,354,862

  --------------------------------------------




                     Harbourton Corporation and Subsidiaries

           Consolidated Statements of Comprehensive Income (unaudited)

  ----------------------------------------- ------------------------------------ --------------------------------------
                                               Three Months Ending June 30,           Six Months Ending June 30,
                                                     2001            2000               2001               2000
  ---------------------------------------------- -------------- ----------------- ------------------- -----------------

  Net income (loss)                                  $636,371         $(77,282)          $1,168,789        $(401,824)
  Other comprehensive income:
  Unrealized  (loss) gain on securities
   available for sale                                (23,133)           376,000            (59,133)           376,000
                                                     --------           -------            --------           -------
  Comprehensive income (loss)                        $613,238          $298,719          $1,109,656        $ (25,824)
                                                     ========          ========          ==========        ==========

                 See Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

                Harbourton Financial Corporation and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Retained         Accumulated
                                                    Additional                     Earnings            Other
                                       Common        Paid-in-      Treasury      (Accumulated      Comprehensive
                                         Stock       Capital        Stock          Deficit)            Income               Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1999            $ 40,000    $18,874,182    $(4,967,472)    $(13,604,281)         $    -           $ 342,429

Amortization   of  treasury   stock
acquisition costs                             -              -          13,449                -              -              13,449

Unrealized gains on investment
securities                                    -              -               -                -         56,000              56,000

Issuance of restricted stock                  -         89,250               -                                              89,250
                                                                                              -              -
Conversion    of   no   par   value
Virginia  shares  to $.01 par value
Delaware shares                         (7,192)          7,192               -                -              -                   -

Issuance  of  5,168,388  shares  in
exchange      for       convertible
subordinated notes                       51,684      4,688,415               -                               -           4,740,099
                                                                                              -
Issuance  of  7,516,160  shares  in
exchange   for   common   stock  of
Harbourton Financial Corp.               75,161      7,931,878               -        1,053,753                          9,060,792
                                                                                                             -
Return of capital                                  (2,024,220)               -                -              -         (2,024,220)

Retirement  of  781,212  shares  of
treasury stock                          (7,812)    (4,954,023)       4,954,023                -              -             (7,812)

Net income                                    -             -                -       2,845,681               -           2,845,681
                                    ----------------------------------------------- ----------     -------------         ---------

Balance-December 31, 2000               151,841     24,612,674                      (9,704,847)         56,000          15,115,668
                                                                             -
Net income (unaudited)                        -              -               -        1,168,789              -           1,168,790

Unrealized   loss   on   investment
securities (unaudited)                        -              -               -                -     $ (59,133)           $(59,133)
                                     -------------------------------------------------------------- ----------           ---------

Balance-June 30, 2001 (unaudited)
                                      $151,841    $24,612,674         $     -      $(8,536,058)      $ (3,133)         $16,225,324
                                      =========   ============        ========     ============      =========         ===========






                 See Notes to Consolidated Financial Statements

                Harbourton Financial Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (unaudited)


-------------------------------------------------------------------------------------------------------------
                                                                                Six months ended
                                                                      June 30, 2001            June 30, 2000
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
            Net income (loss)                                                 $1,168,789           $(401,824)
            Adjustments to reconcile net income (loss)
              to cash provided by (used by) operating activities:
              Depreciation                                                        20,040               32,855
              Amortization of valuation allowance                               (45,294)                    -
              Provision for (recovery of) credit losses                                -            (365,489)
              Changes in operating assets and liabilities:
                Other receivables                                               (78,391)                  468
                Accounts payable and accrued expenses                          (221,704)            (269,450)
                Deferred income                                                   38,704                    -
                Deferred income taxes                                           (63,484)                    -
                                                                                --------           ----------
Net cash provided by (used  by) operating activities                             818,660          (1,003,440)
                                                                                 -------          -----------
Cash flows from investing activities:
            Collection of receivables, net                                       503,244            3,073,994
            (Purchase) sale of furniture, fixtures and equipment                 (4,886)               11,498
                                                                                 -------               ------
Net cash provided by investing activities                                        498,358            3,085,492
                                                                                 -------            ---------
Cash flows from financing activities:
            Principal payments on notes payable, net                         (1,005,000)          (1,366,051)
            Treasury stock acquisition costs                                           -                5,660
                                                                             -----------            ---------
Net cash used by financing activities                                        (1,005,000)          (1,360,391)
                                                                             -----------          -----------
Net increase in cash                                                             312,018              721,661
Cash, beginning of period                                                        447,184              353,962
                                                                                 -------              -------
Cash, end of period                                                             $759,202           $1,075,623
                                                                                ========           ==========
Supplemental disclosure of cash flow information:
            Cash paid for interest                                              $71,186               $67,250
                                                                                --------              -------
            Unrealized (loss) gain on securities available for sale
                                                                               $(59,133)             $376,000
                                                                               ---------             --------
            Issuance of common stock as directors' fees                           $    -              $89,250
                                                                                  ------              -------






                 See Notes to Consolidated Financial Statements

                Harbourton Financial Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

     1. General. The consolidated financial statements of Harbourton Financial Corporation (f/k/a Allstate Financial Corporation, prior to its name change on May 1, 2001) and subsidiaries (the "Company") included herein are unaudited for the periods ended June 30, 2001 and 2000; however, they reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the results for the periods presented. The December 31, 2000 balance sheet has been extracted from audited financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000. 2. Receivables. At June 30, 2001 and December 31, 2000, loans receivable, net, comprises the following:

     -------------------------------------------------- ---------------------------- ---------------------------
                                                                     June 30, 2001             December 31, 2000
                                                                     -------------             -----------------
     -------------------------------------------------- ---------------------------- ---------------------------
     Loans receivable, gross                                           $56,124,401                 $55,651,303
     Portion sold to participants                                     (42,439,984)                (41,833,057)
     Deferred interest and fees                                        (1,213,572)                   (979,971)
     Amount allocated from purchase
     of minority interest                                                 (52,843)                    (98,137)
     Allowance for  credit losses                                        (618,526)                   (540,226)
                                                                         ---------                   ---------
     Loans receivable, net                                             $11,799,477                 $12,199,912
                                                                       ===========                 ===========

       At June 30, 2001 and December 31, 2000, purchased receivables, net, is as follows:

     -------------------------------------------------- ---------------------------- ---------------------------
                                                                     June 30, 2001             December 31, 2000
                                                                     -------------             -----------------
     -------------------------------------------------- ---------------------------- ---------------------------
     Life insurance policies                                            $2,814,868                  $2,914,868
     --------------------------------------------------
     Valuation allowance                                               (1,336,560)                 (1,386,045)
                                                                       -----------                 -----------
     --------------------------------------------------
     Life insurance policies, net                                        1,478,308                  1,528,823
                                                                         ---------                  ----------
     --------------------------------------------------
     Litigation claims, net of unearned discount
                                                                            40,146                      59,872
     --------------------------------------------------
     Allowance for credit losses                                                 -                    (12,726)
     --------------------------------------------------
     Litigation claims, net                                                 40,146                      47,146
                                                                            ------                      ------
     --------------------------------------------------
     Total purchased receivables,  net                                  $1,518,454                   $1,575,969
                                                                        ==========                 ===========
     --------------------------------------------------


     Activity in the allowance for losses accounts for the three and six months ending June 30, 2001 was as follows:

     ------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended        Six Months Ended
                                                                         June 30, 2001            June 30, 2001
     ------------------------------------------------------------------------------------------------------------

     Beginning Balance                                                          $526,126               $552,954
     Additions charged to operations                                                   -                      -
     Direct write- downs charged against the allowance                                 -                 16,901
     Recoveries of amounts previously charged-off                               (92,401)               (95,200)
                                                                                --------               --------
     Ending Balance                                                             $618,526               $618,526
                                                                                ========               ========


     Impaired loans are measured based on the present value of expected future cash flows discounted at a rate determined by management, or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Changes in the present value of impaired loans are recognized as bad debt expense in the same manner in which impairment was initially recognized or as a reduction in the amount of bad-debt expense that otherwise would be reported.

     Information regarding impaired loans at June 30, 2001 and December 31, 2000 is as follows:

     ------------------------------------------------------------ ----------------------- --------------------------
                                                                      June 30, 2001          December 31, 2000
                                                                      -------------          -----------------
     ------------------------------------------------------------ ----------------------- --------------------------

     Number of impaired loans                                                         2                          1
     ------------------------------------------------------------
     Total recorded investment in impaired loans, net of
     deferred income                                                         $1,702,291                   $463,746
     ------------------------------------------------------------
     Recorded investment in impaired loans
     for which there is a related allowance                                   1,702,291                   $463,746
     ------------------------------------------------------------
     Related allowance for impaired loans                                     $ 586,130                   $232,000
     ------------------------------------------------------------

3. Credit Concentrations. For the three months ended June 30, 2001, the total revenue from the two largest borrowers, each of which accounted for 10% or more of the Company's total revenues (net of non-recurring item), was 35.8% of the Company's total revenues, compared to revenues from two clients, each accounting for over 10% of the Company's total revenue, representing 30.6% of the total in the same period in 2000. At June 30, 2001, the four largest borrowers (counting as a single borrower those related by common ownership) measured by the Company's outstanding loan balances net of deferred income and participations sold, accounted for 48.8% of the Company's total receivables, while at December 31, 2000 four such borrowers accounted for 61.5%.

4. Stock Options. The Company maintains two stock option plans: (1) the Incentive Stock Option Plan ("Qualified"), and (2) the 2000 Stock Option Plan ("2000 Plan"), under which either qualified or non-qualified options may be issued. The Company continues to account for stock options under APB 25 and provides the additional disclosures as required by SFAS No. 123.

     There was no activity in the Qualified plan during the three and six months ended June 30, 2001.

     The Company reserved the lesser of 450,000 shares or 8% of the then issued and outstanding shares of common stock for issuance under its 2000 Plan. As of June 30, 2000, the amount of shares reserved was 450,000. On May 2, 2001 400,000 options were granted under the 2000 Plan. The exercise price of the options was $1.00 per share and is indexed to the rate on US Treasury securities of the same maturity as the options, 5.0 %. The terms of the awards will require that the Company use variable plan accounting to measure compensation expense in subsequent periods. The options vest by December 31, 2003 and expire on December 31, 2008. Because the exercise price of the options exceeded the market value of the underlying stock on every day during the period, no compensation cost has been recognized under the provisions of APB 25 for the 2000 Plan for the three and six months ended June 30, 2001.

     The fair value at date of grant for options granted during the three and six months ended June 30, 2001 was $0.34. The fair value of options at date of grant was estimated using the Black-Scholes model with an expected option life of 5.7 years, and the following assumptions: dividend yield - none; interest rate - 0% (the "risk-free" rate minus the index rate referred to above); volatility 68.00% (average daily volatility for the period November 30, 2000-June 30, 2001).

     In accordance with the additional disclosures as required by SFAS No. 123, had we determined compensation cost for the 2000 Plan based on the fair value at date of grant for options granted during the three and six months ended June 30, 2001, our net profit for the three and six months ended June 30, 2001 would have been reduced to the proforma amounts indicated below:


     ------------------------- ----------------------- -------------------------- -------------------------
                                                          Three Months Ended         Six Months Ended
                                                            June 30, 2001              June 30, 2001
     ------------------------- ----------------------- -------------------------- -------------------------

     Net income                As reported                             $636,371                $1,168,789
                               Pro forma                               $573,082                $1,105,500

     Basic and diluted         As reported                                 $.04                      $.08
     earnings per share
                               Pro forma                                   $.04                      $.07

     The table below summarizes the option activity for both plans for the six months ended June 30, 2001:

     Outstanding at January 1, 2001                                                                  30,600
     -------------------------------------------------
     Granted                                                                                        400,000
     -------------------------------------------------
     Forfeited or expired                                                                                 0
     -------------------------------------------------
     Outstanding at June 30, 2001                                                                   430,600
     -------------------------------------------------
     Exercisable at June 30, 2001                                                                   130,600
                                                                                                    =======
     -------------------------------------------------

5. Income taxes. The Company determined that a portion of the valuation allowance for the deferred tax asset was not required because of projected future profitability and recorded reductions to the allowance in three and six month periods ending June 30, 2001.

     Activity in the net deferred income taxes account for the three and six months ending June 30, 2001 was as follows:

     -------------------------------------------------------- ------------------------- -----------------------
                                                                Three months ending       Six months ending
                                                                   June 30, 2001            June 30, 2001
                                                                   -------------            -------------
     -------------------------------------------------------- ------------------------- -----------------------

     Beginning balance                                                     $3,157,455              $3,126,714
     Income taxes                                                           (231,129)               (423,222)
     Reduction in valuation allowance                                         263,872                 455,965
                                                                              -------                 -------
     Ending Balance                                                        $3,190,198              $3,190,198
                                                                           ==========              ==========


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

General Description. Harbourton Financial Corporation, f/k/a Allstate Financial Corporation, was formed in 1982 as a Virginia corporation. On August 28, 2000, we changed our state of incorporation to Delaware and, on November 30, 2000, acquired Harbourton Financial Corp. ("Old Harbourton") by merger. Old Harbourton was a Delaware corporation formed in August 1998 to acquire the assets of Harbourton Residential Capital Co., L.P. On May 1, 2001, we changed our name to Harbourton Financial Corporation to better reflect our business plan, which is to provide financing to the residential building and development community, through products that were previously offered by Old Harbourton. Although we are no longer active in these business lines, we have a liquidating portfolio of commercial finance loans to small and middle-market businesses secured by inventory and machinery and equipment collateral ("Asset-Based" loans, or "ABL"). In October 1999, we sold our factoring business, the portion of the business that purchased discounted invoices with recourse. We will continue to receive revenue from this sale for the near future, under an agreement with the purchaser to pay us part of their net revenue earned from new factoring activities with the borrowers acquired from us. Our subsidiary Lifetime Options, Inc. manages a portfolio of life insurance policies it purchased from individuals facing life-threatening illnesses. During 1997, Lifetime Options ceased purchasing policies.

Liquidity and Capital Resources. Our requirement for capital is a function of the level of our generation of and investment in receivables. We fund this investment in receivables through participations, shareholders' equity, bank lines of credit, convertible subordinated notes, and internally generated funds. We believe our internal and external sources of liquidity are adequate.

During the six months ended June 30, 2001 we sold an additional participation interest in a retained interest in one of our acquisition, development, and construction ("AD&C") loans.

On March 15, 2001, our bank approved an increase in our secured line of credit from $2.5 million to $3.0 million, and an extension of the maturity to December 31, 2002. On June 30, 2001, there was $2.6 million available to the Company under the line.


Financial condition at June 30, 2001 and December 31, 2000.

Total assets were $17.5 million at June 30, 2001 compared to $17.6 million at December 31, 2000. Our total loans receivable before the sale of participations ("Managed Loan Portfolio") was $55.6 million at June 30, 2001 and $55.3 million at December 31, 2000. Participations sold as of those same dates were $42.4 million and $41.8 million. Purchased receivables declined by $58 thousand with the collection of two life insurance policies. We increased the balance of our deferred tax asset by $63 thousand as a result of a reduction in the valuation allowance applied to the asset. The value of our securities held for resale (consisting of stock accepted in partial settlement of a loan) fell to less than $1 thousand from $60 thousand. Other assets increased to $232 thousand from $154 thousand, most of which is due to an account receivable representing a settlement of a lawsuit related to an account that had previously been written off.

The cash flows from our operations during the six months ended June 30, 2001 were used to reduce the balance of our line of credit by $1 million. We also reduced accounts payable and accrued expenses, primarily through the payments of merger-related expenses and bonus compensation for the year ended December 31, 2000.

The following table indicates the composition of our portfolio, net of deferred income and participations sold (gross of the allowance for losses), by loans receivable and purchased receivables, as of June 30, 2001 and December 31, 2000 (dollars in thousands and as a percentage of the total portfolio).

---------------------------------------------------------------------------------------------------------
Composition of  Receivable Portfolio
                                                         June 30, 2001            December 31, 2000
                                                         -------------            -----------------
                                                                      %                          %
                                                                      -                          -
                                                     Amount       of total        Amount      of total
                                                     ------       --------        ------      --------
---------------------------------------------------------------------------------------------------------
Loans receivable                                       $12,471          88.8%       $12,838       89.0%
Purchased receivables                                    1,576          11.2%         1,589       11.0%
                                                         -----          -----         -----       -----
Total portfolio                                        $14,047         100.0%       $14,427      100.0%
                                                       =======         ======       =======      ======






                      This space intentionally left blank.

The following table indicates the composition of our retained loan portfolio, net of deferred income, by loan product, as of June 30, 2001 and December 31, 2000 (dollars in thousands and as a percentage of the total portfolio).

---------------------------------------------------------------------------------------------------------
                        Loans Receivable, Net of Deferred Income, by Loan Product
                                                          June 30, 2001            December 31, 2000
                                                                     %                             %
                                                        Amount    of total          Amount      of total
                                                        ------    --------          ------      --------
---------------------------------------------------------------------------------------------------------

Acquisition, development and construction                $6,189     49.6%            $6,516         50.8%
Mezzanine                                                 5,366     43.0%             5,059         39.4%
Asset-based                                                 113      0.9%             1,146          8.9%
Other                                                       803      6.4%               117          0.9%
                                                         ------      ----              ----        ------
All products                                            $12,471    100.0%           $12,838        100.0%
                                                       ========     ======         ========        ======

Within the asset-based portfolio, we have one non-performing account at December 31, 2000 and June 30, 2001. The balance of that loan was reduced to $420 thousand at June 30, 2001 from $464 thousand at December 31, 2000, through collections. At June 30, 2001 there is one non-performing loan in the mezzanine loan portfolio, with a balance (net of deferred income) of $1.3 million. Except for the asset-based loan referenced above, there were no other non-performing loans at December 31, 2000.

Three and six months ended June 30, 2001 vs. three and six months ended June 30, 2000.

The following tables show the components of revenue for the three and six-month periods ended June 30, 2001 vs. June 30, 2000 (dollars in thousands, and as a percentage of total revenues).

--------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended June 30,
                                          2001                         2000
                                          ----                         ----
                                                       %                          %         Increase      Increase
                                                       -                          -         --------      --------
                                      Amount        of total       Amount      of total      amount          %
                                      ------        --------       ------      --------      ------          -
--------------------------------------------------------------------------------------------------------------------

Interest,discounts,and
loan fees                            $ 566.6         49.6%        $ 85.0         41.7%       $481.6         566.3%

Administration    fees    and
other revenue                          507.5         44.4%         118.8         58.3%        388.8         327.3%

Profit participations                   68.8          6.0%           0.0          0.0%         68.8              -
                                        ----          ----          ----         ----          ----         ------
Total revenues                      $1,142.9        100.0%        $203.8        100.0%       $939.1         460.7%
                                    ========        ======        ======        ======      =======         ======


------------------------------- ------------------------------------------------------------------------------------
                                                            Six Months Ended June 30,
                                           2001                        2000
                                           ----                        ----
                                                     %                           %          Increase      Increase
                                                     -                           -          --------      --------
                                    Amount        of total       Amount       of total        amount           %
                                    ------        --------       ------       --------        ------           -
------------------------------- ------------- ------------- ------------- ------------- -------------- -------------

Interest,    discounts,   and
loan fees                          $1,072.8         51.8%        $216.9         53.2%       $ 855.9         394.6%

Administration    fees    and
other revenue                         902.0         43.5%         190.5         46.8%         711.4         373.4%

Profit participations                  97.2          4.7%           0.0          0.0%          97.2             -
                                      -----          ----          ----          ----          ----          -----

Total revenues                     $2,072.0        100.0%        $407.5        100.0%      $1,664.5         408.5%
                                   ========        ======        ======        ======      =========        ======

During the three and six months ended June 30, 2001, the results predominantly reflect our current core business of lending to builders/developers of residential real estate. During the three months ended June 30, 2001, we had other, non-recurring, revenue of $250 thousand from the sale of intellectual property.

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

The following tables show our expenses for the three and six-month periods ended June 30, 2001 vs. June 30, 2000(dollars in thousands and as a percentage of total revenues).

--------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended June 30,
                                            2001                       2000
                                            ----                       ----
                                                      %                          %          Increase/     Increase/
                                                      -                          -          ---------     ---------
                                                     of                         of         (decrease)    (decrease)
                                                     --                         --         ----------    ----------
                                      Amount       revenue        Amount       revenue        amount          %
                                      ------       -------        ------       -------        ------          -
--------------------------------------------------------------------------------------------------------------------

Compensation and fringe
 benefits                             $313.5         27.4%        $116.3         57.0%       $ 197.3        169.7%
General and administrative             210.4         18.4%         325.0        159.4%       (114.6)       (35.3)%
Interest expense                        15.4          1.3%         205.4        100.8%       (190.0)       (92.5)%
Provision for (recovery of)
credit losses                            0.0          0.0%        (365.5)     (179.3)%         365.5      (100.0)%
                                        ----          ---          ----         ----           -----      --------
Total expenses                         539.3         47.2%         281.1        137.9%         257.5         91.8%
Income (loss) before
income tax benefit                     603.6         52.8%         (77.3)      (37.9)%         680.9             -
Income tax benefit                    (32.7)        (2.9)%           0.0          0.0%        (32.7)             -
                                      ------        ------        ------         ----          -----           ---
                                                                                                                 -
Net income (loss)                     $636.4         55.7%       $(77.3)       (37.9)%      $ 713.7              -
                                      ======         =====       =======       =======      ========         =====


----------------------------------- ---------------------------------------------------------------------------------
                                                               Six Months Ended June 30,
                                             2001                       2000
                                             ----                       ----
                                                       %                          %         Increase/      Increase/
                                                       -                          -         ---------      ---------
                                                       of                        of        (decrease)      (decrease)
                                                       --                        --        ----------      ----------
                                        Amount      revenue       Amount       revenue       amount            %
                                        ------      -------       ------       -------       ------            -
----------------------------------- ------------ ------------ ------------- ----------- --------------- --------------

Compensation and fringe
 benefits                              $ 606.1        29.3%      $  285.2       70.0%        $ 320.9          112.5%
General and administrative               307.9        14.9%         542.8      133.2%         (234.9)        (43.3)%
Interest expense                          52.7         2.5%         346.7       85.1%         (294.0)        (84.8)%
Provision   for   (recovery   of)
credit losses                              0.0         0.0%       (365.5)     (89.7)%          365.5        (100.0)%
                                    ----------         ----       -------     -------          ------       --------
Total expenses                           966.7        46.7%         809.3      198.6%          157.4           19.4%
Income (loss) before
income tax benefit                    $1,105.3        53.3%      $(401.8)     (98.6)%       $1,507.1               -
                                      ========        =====      ========     =======       =========           ====

Income tax benefit                      (63.5)       (3.1)%           0.0        0.0%          (63.5)              -
                                        ------       ------           ---        ----          ------           ----
                                                                                                                   -
Net income (loss)                     $1,168.8        56.4%      $(401.8)     (98.6)%       $1,570.6               -
                                      ========        =====      ========     =======        =======           =====
                                                                                                                   -

During the three and six months ended June 30, 2001, the expenses reflect the operations of the merger of the Company with Old Harbourton (the "Merged Operation"). Compensation expenses were higher for the Merged Operation in part because it employs a greater number of people to effect the new business model as compared to our liquidating operation in the same period last year. General and administrative expenses were lower primarily due to lower legal and professional costs, rent and occupancy expenses and depreciation expense. Most of these savings relate to our downsizing during 2000. Interest expense is lower because the majority of our financing now comes from participations instead of lines of credit, and because we converted the majority of our convertible subordinated notes to equity in October 2000. Interest on the convertible subordinated notes in the three and six months ended June 30, 2001 was $7 thousand and $13 thousand, respectively, vs. $124 and $248 thousand, respectively, in the same period in 2000.

Based on our projected profitability we determined that a portion of the valuation allowance for the deferred tax asset was not required and recorded a $264 thousand reduction to the allowance in June 2001. Combined with income taxes at our statutory rate of $231 thousand, this led to a net tax benefit of $33 thousand for the three months ended June 30, 2001. For the six months ended June 30, 2001 the corresponding amounts were $456 thousand, $423 thousand, and $33 thousand respectively. In 2000, we did not record any tax expense or benefit.

We did not record a provision for losses or recoveries in the three and six months ended June 30, 2001. In the three and six month periods ended June 30, 2000, we recorded a provision for recoveries of $365 thousand. During the three and six months ended June 30, 2001, we charged off no loans and $17 thousand in loans, respectively. In those same periods, we recovered $92 thousand and $95 thousand of loans charged-off in prior periods. During the three and six months ended June 30, 2000, the Company had charge-offs of $3.6 million, while recovering $7 thousand and $23 thousand. At June 30, 2001, our allowance for losses on loans receivable was $619 thousand.Of the total allowance, $586 thousand was allocated to two impaired accounts. At December 31, 2000, $232 thousand of the $553 thousand allowance was allocated to one impaired account.






                      This space intentionally left blank.

 Part II


Item 1.  Legal Proceedings.
None

Item 2.  Changes in Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders

At an annual meeting of shareholders on May 1, 2001, the following directors nominated by management listed in the proxy statement dated April 9,2001 for one year terms were elected. There was no opposition to management's nominations.

Name                                                      For            Against      Withhold
----                                                      ---            -------      --------
David W. Campbell                                       14,933,843             0         20,610
Timothy G. Ewing                                        14,933,843             0         20,610
J. Kenneth McLendon                                     14,933,843             0         20,610
William  H. Savage                                      14,933,843             0         20,610

The following are the results of voting on the other proposals considered at the meeting, by the respective number of votes for, against or withheld for directors; and for, against or abstain, for other proposals. Each of the proposals was considered a "discretionary" item and there were no "broker non-votes."

                                                          For           Against        Abstain
Proposal 2.-  Amendment of the Company's
Certificate of Incorporation to change the name to
Harbourton Financial Corporation                        14,922,642       11,311         20,500

Proposal 3.- Ratify the appointment of Arthur
Andersen, LLP as independent  auditors                  14,946,943        6,010          1,500

Item 5.  Other Information.
None

Item 6.  Exhibits and Reports on Form 8-K.

     (10) Material Contract-Second Modification Agreement dated June 21, 2001 to Credit and Security Agreement between Harbourton Financial Corp. and Greater Atlantic Bank

 No Reports were filed on Form 8-K during the period.

Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, Harbourton Financial Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbourton Financial Corporation


Date:    August 8, 2001

         /s/ J. Kenneth McLendon
         J. Kenneth McLendon
         President and Chief Executive Officer


Date:    August 8, 2001

         /s/  C. Fred Jackson
         C. Fred Jackson
         Senior Vice President and Chief Financial Officer