Form 10QSB
period 2001-09-30
HARBOURTON FINANCIAL CORP
filed 2001-11-14
CIK 852220

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB



  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001




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


The number of shares outstanding of the issuer's common stock, $.01 par value, as of November 13, 2001, was 15,184,164.


Transitional Small Business Disclosure Format

(check  one):       No X        Yes

                        Harbourton Financial Corporation
                                   Form 10-QSB
                                      Index
                                                                            Page
                                                                          Number
Part I
     Item 1.  Financial Statements
      Consolidated Balance Sheets..............................................1
      Consolidated Statements of Operations (unaudited)........................2
      Consolidated Statements of Comprehensive Income (unaudited)..............2
      Consolidated Statements of Shareholders' Equity (unaudited)..............3
      Consolidated Statements of Cash Flows (unaudited)........................4
      Notes to Consolidated Financial Statements...............................5
     Item 2.  Management's Discussion and Analysis or Plan of Operation........8
Part II.......................................................................13
     Item 1.  Legal Proceedings...............................................13
     Item 2.  Changes in Securities and Use of Proceeds.......................13
     Item 3.  Defaults Upon Senior Securities.................................13
     Item 4.  Submission of Matters to a Vote of Security Holders.............13
     Item 5.  Other Information...............................................13
     Item 6.  Exhibits and Reports on Form 8-K................................13
Signatures....................................................................14

                Harbourton Financial Corporation and Subsidiaries

                           Consolidated Balance Sheets

  --------------------------------------------------------------------- ------------------------ ------------------------

                                                                            September  30, 2001        December 31, 2000
                                                                            -------------------        -----------------

  ---------------------------------------------------------------------
  ---------------------------------------------------------------------
                                                                               Unaudited
  --------------------------------------------------------------------- ------------------------ ------------------------

 Assets
  ---------------------------------------------------------------------
   Cash and cash equivalents                                                          $ 601,039                $ 447,184
  ---------------------------------------------------------------------
   Loans receivable, net                                                             13,651,559               12,199,912
  ---------------------------------------------------------------------
   Purchased receivables, net                                                         1,518,454                1,575,969
  ---------------------------------------------------------------------
   Securities available for sale                                                             79                   60,000
  ---------------------------------------------------------------------
   Deferred income taxes, net                                                         3,205,198                3,126,714
  ---------------------------------------------------------------------
   Furniture, fixtures and equipment, net                                                30,479                   55,617
  ---------------------------------------------------------------------
   Other assets                                                                         179,662                  154,328
                                                                                        -------                  -------
  ---------------------------------------------------------------------
  Total assets                                                                     $19,186,469              $17,619,724
                                                                                   ============             ============
  ---------------------------------------------------------------------
  Liabilities and shareholders' equity
  ---------------------------------------------------------------------
  Liabilities
  ---------------------------------------------------------------------
    Notes payable                                                                    $1,680,000               $1,420,000
  ---------------------------------------------------------------------
    Convertible subordinated notes                                                      266,000                  266,000
  ---------------------------------------------------------------------
    Accounts payable and accrued expenses                                               446,548                  793,867
  ---------------------------------------------------------------------
    Income taxes payable                                                                 24,189                   24,189
                                                                                         ------                   ------
  ---------------------------------------------------------------------
   Total liabilities                                                                  2,416,737                2,504,056
                                                                                      ---------                ---------
  ---------------------------------------------------------------------
   Shareholders' equity:
  ---------------------------------------------------------------------
    Common stock, $.01 par value, authorized 20,000,000 shares;
       15,184,164 issued and outstanding                                                151,841                  151,841
  ---------------------------------------------------------------------
    Additional paid-in-capital                                                       24,612,674               24,612,674
  ---------------------------------------------------------------------
    Accumulated deficit                                                             (7,990,862)              (9,704,847)
  ---------------------------------------------------------------------
    Accumulated other comprehensive income: unrealized
    (loss) gain on  investment securities                                               (3,921)                   56,000
                                                                                        -------                   ------
  ---------------------------------------------------------------------
   Total shareholders' equity                                                        16,769,732               15,115,668
                                                                                     ----------               ----------
  ---------------------------------------------------------------------
  Total liabilities and shareholders' equity                                       $19,186,469               $17,619,724
                                                                                   ============              ===========
  ---------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                Harbourton Financial Corporation and Subsidiaries

                Consolidated Statements of Operations (unaudited)

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,

                                                       2001             2000             2001               2000
  Revenue
  Earned discounts and interest                          707,721          $ 70,807         1,779,161           $287,735
  Fees and other revenue                                 345,982            93,686         1,249,370            284,233
  Profit participations                                   81,817                 -           178,995                  -
                                                   -------------          --------        ----------
  Total Revenue                                        1,135,520           164,493         3,207,526            571,968
                                                     ----------            -------        ----------            -------
  Expenses
  Compensation and fringe benefits                       291,775           112,805          897,903             398,048
  General and administrative                             264,291           307,204          572,190             850,035
  Interest expense                                        49,258           169,809          101,931             516,523
  Provision for  recovery                                      -         (473,830)                -           (839,319)
                                                   --------------        ---------  ---------------           ---------
                                                               -
  Total Expenses                                         605,324            115,988       1,572,024              925,286
                                                        --------           -------       ----------             -------
  Income (Loss) Before Income
  Tax benefit                                            530,196            48,505        1,635,502           (353,318)

  Income tax (benefit)                                  (15,000)                 -         (78,484)                  -
                                                     ------------         --------       ----------          ---------

  Net income (loss)                                     $545,196           $48,505      $1,713,986           $(353,318)
                                                       =========           =======      ===========          ==========
  Net income (loss) per common  share
  Basic and diluted                                         $.04              $.02             $.11              ($.15)
                                                            ====              ====             ====              ======
   Weighted  average
   Number of shares outstanding                       15,184,164          2,499,616       15,184,164          2,403,644
                                                     ===========          =========      ===========          =========
    Basic and diluted

                     Harbourton Corporation and Subsidiaries

           Consolidated Statements of Comprehensive Income (unaudited)
  ---------------------------------------------- ---------------------------------- -----------------------------------
                                                 Three Months Ended September 30,            Nine Months Ended
                                                                                               September 30,
                                                      2001             2000              2001              2000
  ---------------------------------------------- ---------------- ----------------- ----------------- -----------------

  Net income (loss)                                    $545,196          $ 48,505         $1,713,986         $(353,318)
                                                      =========          ========        ===========         ==========
  Other comprehensive income:
  Unrealized  (loss) gain on securities
   available for sale                                     (788)          (144,000)          (59,921)           232,000
                                                          -----          ---------          --------           -------
  Comprehensive income (loss)                          $544,408         $ (95,495)        $1,654,065         $(121,318)
                                                       ========         ==========        ==========         ==========

                 See Notes to Consolidated Financial Statements


                Harbourton Financial Corporation and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Retained         Accumulated
                                                  Additional                       Earnings            Other
                                      Common       Paid-in-       Treasury     (Accumulated        Comprehensive
                                       Stock        Capital         Stock          Deficit)             Income               Total
------------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1999            $ 40,000     $18,874,182   $(4,967,472)    $(13,604,281)            $    -          $ 342,429
Amortization of treasury stock
acquisition costs                             -               -         13,449                -                 -             13,449
Unrealized gains on investment
securities                                    -               -              -                -            56,000             56,000
Issuance of restricted stock                  -          89,250              -                                                89,250
                                                                                              -                 -
Conversion of no par value
Virginia  shares to $.01 par value
Delaware shares                         (7,192)           7,192              -                -                 -                  -
Issuance  of  5,168,388  shares in
exchange for convertible
subordinated notes                       51,684       4,688,415              -                                  -          4,740,099
                                                                                              -
Issuance of 7,516,160 shares in
exchange for common stock of
Harbourton Financial Corp.               75,161       7,931,878              -        1,053,753                 -          9,060,792

Return of capital                                   (2,024,220)              -                -                 -        (2,024,220)
                                              -
Retirement of 781,212 shares of
treasury stock                          (7,812)     (4,954,023)      4,954,023                -                 -            (7,812)
Net income                                   -               -               -        2,845,681                 -          2,845,681
                                    ------------     ----------     -----------      ----------         ---------         ----------


Balance-December 31, 2000               151,841      24,612,674              -       (9,704,847)            56,000        15,115,668

Net income (unaudited)                        -               -              -        1,713,986                 -          1,713,986
Unrealized loss on investment
securities (unaudited)                                                                                    (59,921)          (59,921)
                                      ---------      ----------      --------       -----------          ---------


Balance- September 30, 2001

(unaudited)                           $151,841      $24,612,674        $     -      $(7,990,862)         $ (3,921)       $16,769,732
                                      =========    ============       ========      ============         =========       ===========



                 See Notes to Consolidated Financial Statements

                Harbourton Financial Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                                                                       Nine months ended

                                                                         September 30, 2001         September 30, 2000

----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
            Net income (loss)                                                        $1,713,986                 $(353,318)
            Adjustments to reconcile net income (loss)
              to cash provided by (used in) operating activities:
              Depreciation                                                               30,024                     62,679
              Amortization of valuation allowance                                      (67,941)                          -
              Provision for recoveries                                                        -                  (839,319)
              Changes in operating assets and liabilities:
                Other assets                                                           (25,334)                  (150,148)
                Accounts payable and accrued expenses                                 (347,319)                      9,192
                Deferred income taxes                                                  (78,484)                          -
                                                                                       --------                  ---------
Net cash provided by (used  in) operating activities                                  1,224,932                (1,270,896)
                                                                                      ---------                -----------
Cash flows from investing activities:
            (Increase in) collection of receivables, net                            (1,326,191)                  4,570,139
            (Purchase) sale of furniture, fixtures and equipment                        (4,886)                     11,221
                                                                                        -------                    -------
Net cash (used in) provided by investing activities                                 (1,331,077)                  4,558,918
                                                                                    -----------                  ---------
Cash flows from financing activities:
            Principal borrowings (payments) on notes payable, net
                                                                                        260,000                (1,366,050)
            Treasury stock acquisition costs                                                  -                     13,449
                                                                                     ----------                     ------
Net cash provided by (used in) financing activities                                     260,000                (1,322,601)
                                                                                        -------                -----------
Net increase in cash                                                                    153,855                  1,965,421
Cash, beginning of period                                                               447,184                    353,962
                                                                                        -------                    -------
Cash, end of period                                                                   $ 601,039                 $2,319,383
                                                                                      =========                 ==========
Supplemental disclosure of cash flow information:
            Cash paid for interest                                                     $109,419                    $67,250
                                                                                       ========                    =======
            Unrealized (loss) gain on securities available for sale
                                                                                      $(59,921)                   $232,000
                                                                                      =========                   ========
            Issuance of common stock as directors' fees                                  $    -                    $89,250
                                                                                         ======                    =======

                 See Notes to Consolidated Financial Statements

                Harbourton Financial Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements


     1. General. The consolidated financial statements of Harbourton Financial Corporation (f/k/a Allstate Financial Corporation, prior to its name change on May 1, 2001) and subsidiaries (the "Company") included herein are unaudited for the periods ended September 30, 2001 and 2000; however, they reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the results for the periods presented. The December 31, 2000 balance sheet has been extracted from audited financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading.The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected forthe remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Allstate Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2. Receivables. At September 30, 2001 and December 31, 2000, loans receivable, net, comprises the following:


     -------------------------------------------------- ---------------------------- ---------------------------

                                                                September 30, 2001           December 31, 2000
                                                                ------------------           -----------------

     -------------------------------------------------- ---------------------------- ---------------------------

     Loans receivable - gross                                          $54,377,641                 $55,340,066
     Portion sold to participants                                     (39,358,683)                (41,833,057)
     Deferred interest and fees                                        (1,387,546)                   (979,971)
     Amount allocated from purchase of minority
     interest                                                             (30,196)                    (98,137)
     Investment in real estate ventures                                    670,058                     311,237
     Allowance for  credit losses                                        (619,715)                   (540,226)
                                                                         ---------                   ---------
     Loans receivable, net                                            $ 13,651,559                 $12,199,912
                                                                      =============                ===========


     At September 30, 2001 and December 31, 2000, purchased receivables, net, is as follows:

     --------------------------------------------------- --------------------------- ---------------------------

                                                                September 30, 2001           December 31, 2000
                                                                ------------------           -----------------

     --------------------------------------------------- --------------------------- ---------------------------
     Life insurance policies                                            $2,814,868                  $2,914,868
     ---------------------------------------------------
     Valuation allowance                                               (1,336,560)                 (1,386,045)
                                                                       -----------                 -----------
     ---------------------------------------------------
     Life insurance policies, net                                        1,478,308                   1,528,823
                                                                        ----------                  ----------
     ---------------------------------------------------
     Litigation claims, net of unearned discount                            40,146                      59,872
     ---------------------------------------------------
     Allowance for credit losses                                                 -                    (12,726)
                                                                         ---------                    --------
     ---------------------------------------------------
     Litigation claims, net                                                 40,146                      47,146
     ---------------------------------------------------
     Total purchased receivables,  net                                  $1,518,454                  $1,575,969
     =================================                                 ===========                 ===========
     ---------------------------------------------------


     Activity in the allowance for losses accounts for the three and nine months ended September 30, 2001 was as follows:

     ------------------------------------------------------------------------------------------------------------

                                                                   Three Months Ended     Nine Months Ended
                                                                    September 30, 2001    September 30, 2001

     ------------------------------------------------------------------------------------------------------------
     Beginning Balance                                                        $618,526                 $552,954
     Charge-offs                                                                     -                   31,909
     Recoveries of amounts previously charged-off                                1,189                   98,670
                                                                                 -----                 --------
     Ending Balance                                                           $619,715                 $619,715
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


     Information regarding impaired loans at September 30, 2001 and December 31, 2000 is as follows:

     --------------------------------------------------------- ------------------------- ------------------------

                                                                 September 30, 2001      December 31, 2000

     --------------------------------------------------------- ------------------------- ------------------------

     Number of impaired loans                                                        1                        1

     ---------------------------------------------------------
     Total  recorded  investment in impaired  loans,  net of
     deferred income                                                        $1,424,003                 $463,746
     ---------------------------------------------------------
     Recorded investment in impaired loans
     for which there is a related allowance                                 $1,424,003                 $463,746
     ---------------------------------------------------------
     Related allowance for impaired loans                                     $350,884                 $232,000
     ---------------------------------------------------------


3. Credit Concentrations. For the three months ended September 30, 2001, the total revenue from the two largest borrowers, each of which accounted for 10% or more of the Company's total revenues (net of non-recurring item), was 42.1% of the Company's total revenues, compared to revenues from two clients, each accounting for over 10% of the Company's total revenue, representing 31.2% of the total in the same period in 2000. At September 30, 2001, three borrowers (counting as a single borrower those related by common ownership) whose balances were more than 10% of the Company's outstanding loan balances net of deferred income and participations sold, accounted for 38.9% of the Company's total receivables, while at December 31, 2000 four such borrowers accounted for 61.5%.


4. Stock Options. The Company maintains two stock option plans: (1) the Incentive Stock Option Plan ("Qualified"), and (2) the 2000 Stock Option Plan ("2000 Plan"), under which either qualified or non-qualified options may be issued. The Company continues to account for stock options under APB 25 and provides the additional disclosures as required by SFAS No. 123.

     There was no activity in the Qualified plan during the three and nine months ended September 30, 2001.

     The Company reserved the lesser of 450,000 shares or 8% of the then issued and outstanding shares of common stock for issuance under its 2000 Plan. As of September 30, 2001, the amount of shares reserved was 450,000. On May 2, 2001, 400,000 options were granted under the 2000 Plan. The exercise price of the options was $1.00 per share and is indexed to the rate on US Treasury securities of the same maturity as the options, 5.0 %. The terms of the awards will require that the Company use variable plan accounting to measure compensation expense in subsequent periods. The options vest by December 31, 2003 and expire on December 31, 2008. Because the exercise price of the options exceeded the market value of the underlying stock on every day during the period, no compensation cost has been recognized under the provisions of APB 25 for the 2000 Plan for the three and nine months ended September 30, 2001.

     The fair value at date of grant for options granted during the three and nine months ended September 30, 2001 was $0.34. The fair value of options at date of grant was estimated using the Black-Scholes model with an expected option life of 5.7 years, and the following assumptions: dividend yield - none, interest rate - 0% (the "risk-free" rate minus the index rate referred to above), and volatility 68.00% (average daily volatility for the period November 30, 2000-June 30, 2001).

     In accordance with the additional disclosures as required by SFAS No. 123, had we determined compensation cost for the 2000 Plan based on the fair value at date of grant for options granted during the three and nine months ended September 30, 2001, our net profit for the three and nine months ended September 30, 2001 would have been reduced to the proforma amounts indicated below:

     ------------------------- ----------------------- ------------------------------ ------------------------------

                                                                Three Months Ended          Nine Months Ended
                                                                -------------------   ----------------------------
                                                                 September 30, 2001      September 30, 2001
                                                                 ------------------    ---------------------------
     ------------------------- ----------------------- ------------------------------ ------------------------------
     Net income                As reported                                 $545,196                     $1,713,986
                               Pro forma                                   $524,460                     $1,629,961
     Basic and diluted         As reported                                    $0.04                          $0.11
     earnings per share
                               Pro forma                                      $0.03                          $0.11


     The table below summarizes the option activity for both plans for the nine months ended September 30, 2001:


     Outstanding at January 1, 2001                                              30,600
     -------------------------------------------------
     Granted                                                                    400,000
     -------------------------------------------------
     Forfeited or expired                                                             0
                                                                                -------
     Outstanding at September 30, 2001                                          430,600
                                                                                -------
     -------------------------------------------------

     Exercisable at September 30, 2001                                          130,600
                                                                                =======
     -------------------------------------------------

5. Income taxes. The Company determined that a portion of the valuation allowance for the deferred tax asset was not required because of projected future profitability and recorded reductions to the allowance in the three and nine month periods ended September 30, 2001.

     Activity in the net deferred income taxes account for the three and nine months ended September 30, 2001 was as follows:

     -------------------------------------------------------- ------------------------- ----------------------------

                                                                  Three months ended            Nine months ended
                                                                  -------------------           ------------------
                                                                   September 30, 2001           September 30, 2001
                                                                   ------------------           ------------------

     -------------------------------------------------------- ------------------------- ----------------------------

     Beginning balance                                                     $3,190,198                   $3,126,714
     Income taxes                                                             203,012                      626,234
     Reduction in valuation allowance                                       (218,012)                    (704,718)
                                                                            ---------                    ---------
     Ending Balance                                                        $3,205,198                   $3,205,198
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

The market for residential real estate is sensitive to, among other factors, the general level of consumer and business confidence, interest rates, and macro economic conditions. Although the Company has not experienced any marked downturn in sales at the various building projects in its finance portfolio following the events of September 11, 2001, it is carefully monitoring the national and local economic conditions and trends. In addition, the Company has modified its underwriting criteria with the objective of further limiting the risk associated with new financing transactions. Such increased selectivity may limit the amount of new lending arrangements that the Company originates in future periods.

Liquidity and Capital Resources. Our requirement for capital is a function of the level of our generation of and investment in receivables. We fund this investment in receivables through loan participations, shareholders' equity, bank lines of credit, convertible subordinated notes, and internally generated funds.

The Company sells participation interests in selected loans, using a structure designed to provide credit enhancement to participants as well as incentives for the Company to efficiently service and administer loans. The Company currently has participations with four sources including banks and a major nonbank financial services company. The Company can not be assured that the existing sources will continue to purchase new participations or that additional sources can be located to purchase participations.

On March 15, 2001, our bank approved an increase in our secured line of credit from $2.5 million to $3.0 million, and an extension of the maturity to December 31, 2002. On September 30, 2001, there was $1.3 million available to the Company under the line.


Financial condition at September 30, 2001 and December 31, 2000.

Total assets were $19.2 million at September 30, 2001 compared to $17.6 million at December 31, 2000. Our total loans receivable before the sale of participations ("Managed Loan Portfolio") was $54.4 million at September 30, 2001 and $55.3 million at December 31, 2000. Participations sold as of those same dates were $39.4 million and $41.8 million. Purchased receivables declined by $100 thousand with the collection of two life insurance policies. Equity loans, which represent amounts due based on the Company's entitlement to receive a percentage share of underlying project profits in certain lending arrangements, increased to $620 thousand at September 30, 2001 compared to $311 thousand at December 31, 2000. We increased the net balance of our deferred tax asset by $78 thousand as a result of a reduction in the valuation allowance applied to the asset. The value of our securities held for resale (consisting of stock accepted in partial settlement of a loan) fell to less than $1 thousand from $60 thousand. Other assets increased to $180 thousand from $154 thousand.

The cash flows from our operations during the nine months ended September 30, 2001, along with an increase in our bank debt of $260 thousand, were used to increase our net receivables by $1.5 million. We also reduced accounts payable and accrued expenses, primarily through the payments of merger-related expenses and bonus compensation for the year ended December 31, 2000.

The following table indicates the composition of our portfolio, net of deferred income and participations sold (gross of the allowance for losses), by loans receivable and purchased receivables, as of September 30, 2001 and December 31, 2000 (dollars in thousands and as a percentage of the total portfolio).

--------------------------------------------------------------------------------------------------------------------
                                       Composition of Receivable Portfolio

                                                        September 30, 2001                December 31, 2000
                                                                    Percent of                       Percent of

                                                           Amount      total                Amount      total
--------------------------------------------------------------------------------------------------------------------
Loans receivable                                          $14,301           90.1%          $12,838           89.0%
Purchased receivables                                       1,518            9.9%            1,589           11.0%
                                                            -----            ----           ------           -----
Total portfolio                                           $15,820          100.0%          $14,427          100.0%
                                                          =======          ======          =======          ======


The following table indicates the composition of our retained loan portfolio, net of deferred income and participations sold (gross of the allowance for loan losses), by loan product, as of September 30, 2001 and December 31, 2000 (dollars in thousands and as a percentage of the total portfolio).

--------------------------------------------------------------------------------------------------------------------

                              Loans Receivable, Net of Deferred Income, by Loan Product
                                                         September 30, 2001               December 31, 2000

                                                                    Percent of                       Percent of
                                                           Amount      total                Amount      total
--------------------------------------------------------------------------------------------------------------------
Acquisition, development and construction                  $6,169           43.1%           $6,205           48.3%
Mezzanine                                                   6,711           46.9%            5,059           39.4%
Equity loans                                                  671            4.7%              311            2.4%
Asset-based                                                   638            4.5%            1,146            8.9%
Other                                                         112            0.8%              117            0.9%
                                                           ------            ----             ----           ------
All products                                              $14,301          100.0%          $12,838           100.0%
                                                         ========          =======         ========          ======


Within the asset-based portfolio, we had no non-performing accounts at September 30, 2001 and one at December 31, 2000. At September 30, 2001, there are two related non-performing loans, to the same borrower, in the mezzanine loan and equity loan portfolios, with a combined balance (net of deferred income) of $1.4 million. Except for the asset-based loan referenced above, there were no other non-performing loans at December 31, 2000.


                          This space intentionally left
                                     blank.

          Three and nine months ended September 30, 2001 vs. three and nine months ended September 30, 2000.

The following tables show the components of revenue for the three and nine-month periods ended September 30, 2001 vs. September 30, 2000 (dollars in thousands and as a percentage of total revenues).

--------------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended September 30,

                                         2001                       2000
                                         ----                       ----
                                              Percent                     Percent           Increase    Increase
                                              --------                    --------          --------    --------
                                      Amount   of total           Amount  of total            amount    percent
                                      ------   --------           ------  --------            ------    -------
--------------------------------------------------------------------------------------------------------------------

Interest, discounts, and
loan fees                              $ 708        62.3%            $71       43.0%            $637        899.6%
Administration fees and
other revenue                            346        30.5%             94       57.0%             252        269.2%
Profit participations                     82         7.2%              -          -               82            -
                                      ------         ---            ----      ------            ----
Total revenues                        $1,136       100.0%           $165      100.0%            $971        590.3%
                                      =======      ======           =====     ======            =====       ======

------------------------------- ------------------------------------------------------------------------------------

                                                         Nine Months Ended September 30,

                                           2001                        2000
                                           ----                        ----
                                              Percent of                  Percent of        Increase    Increase
                                              -----------                 -----------       --------    --------
                                     Amount      total           Amount      total            amount     percent
                                     ------      -----           ------      -----            ------     -------
------------------------------- ------------- ------------- ------------- ------------- -------------- -------------

Interest, discounts, and
loan fees                            $1,779         55.5%          $288         50.3%         $1,491        518.4%
Administration fees and
other revenue                         1,249         39.0%           284         49.7%            965        339.6%
Profit participations                   179          5.6%             -            -             179             -
                                       ----          ----          ----         -----           ----

Total revenues                       $3,208        100.0%          $572         100.0%        $2,636        460.9%
                                     =======       ======          =====        ======        =======       ======


During the three and nine months ended September 30, 2001, the results predominantly reflect our current core business of lending to builders/developers of residential real estate. During the three and nine months ended September 30, 2001, we had other, non-recurring, revenue of $137 thousand and $387 thousand, respectively, from the sale of intellectual property.

Because we may provide higher amounts of funding based on loan to costs than traditional bank lenders, our loan structures provide for fees and other revenue, including profit participations in the properties being developed by borrowers. These fees and other revenues enhance our yield and provide returns that may approach those traditionally earned by equity investments. In addition, we have subordinated our retained interest in selected loans to the participant. This has the effect of increasing both our yields and our risk exposures on the portions of loans we retain.

For the same period in 2000, the revenues were derived from the liquidating portfolio of commercial finance loans to small and middle-market businesses secured by inventory and machinery and equipment, as well as the fees from the buyer of the factoring business.

The following tables show our expenses for the three and nine-month periods ended September 30, 2001 vs. September 30, 2000 (dollars in thousands and as a percentage of total revenues).

--------------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended September 30,

                                             2001                       2000
                                             ----                       ----
                                                                                           Increase/   Increase/
                                                Percent of                 Percent of     (decrease)  (decrease)
                                                ----------                 ----------     ----------  ----------
                                      Amount     revenue          Amount     revenue          amount    percent
                                      ------     -------          ------     -------          ------    -------
--------------------------------------------------------------------------------------------------------------------
Compensation and fringe
 benefits                              $ 292           25.7%       $ 113          68.7%         $179        158.2%
General and administrative               264           23.3%         307         186.6%         (43)       (13.9%)
Interest expense                          49            4.3%         170         103.3%        (121)       (71.0%)
Provision for (recoveries)                 -               -       (474)       (288.1%)         474       (100.0%)
                                      ------         --------      -----       --------         ----      --------
Total expenses                           605            46.7%        116          70.5%         489        421.8%
                                        ----           -----        ----          -----         ----       ------
Income before
income tax benefit                       530           46.7%          49          29.8%          481        982.0%
Income tax ( benefit)                   (15)          (1.3%)           -              -         (15)            -
                                        ----          ------       ------       --------         ---

Net income                             $ 545           48.0%       $ 49           29.8%         $496       1012.6%
                                       ======          =====       =====          =====        =====       =======

----------------------------------- ---------------------------------------------------------------------------------

                                                            Nine Months Ended September 30,

                                                 2001                       2000
                                                 ----                       ----
                                                                                             Increase/   Increase/
                                                  Percent of                 Percent of     (decrease)   (decrease)
                                                  ----------                 ----------     ----------   ----------
                                      Amount       revenue        Amount      revenue         amount      percent
                                      ------       -------        ------      -------         ------      -------
----------------------------------- ------------ -------------- ----------- -------------- ------------ --------------

Compensation and fringe
 benefits                                 $898          28.0%        $398          69.6%         $500         125.6%
General and administrative                 572          17.8%         850         148.6%        (278)         (32.7%)
Interest expense                           102           3.2%         517          90.4%        (415)         (80.3%)
Provision for (recoveries)                   -              -        (839)       (146.7%)         839        (100.0%)
                                       -------        -------       -----       --------         ----       --------
Total expenses                           1,572           49.0%        925         161.7%          647           69.9%
                                        ------          -----        ----         ------         ----          -----
Income (loss) before
income tax benefit                       1,636          51.0%       (353)        (61.7%)        1,989       (563.3%)
Income tax (benefit)                      (78)          (2.4%)         -              -           (78)            -
                                          ----          ------       ----       --------         ----


Net income (loss)                       $1,714           53.4%      $(353)        (61.7%)      $2,067        (585.5%)
                                        =======          =====      ======        =======      =======       ========



During the three and nine months ended September 30, 2001, the expenses reflect the operations of the merger of the Company with Old Harbourton (the "Merged Operation"). Compensation expenses were higher for the Merged Operation in part because it employs a greater number of people to effect the new business model as compared to our liquidating operation in the same period last year. General and administrative expenses were lower in the 2001 periods primarily due to lower legal and professional costs, rent and occupancy expenses and depreciation expense. Most of these savings relate to the expenses of collection and downsizing during 2000. Interest expense is lower because the majority of our financing now comes from participations instead of lines of credit, and because we converted the majority of our convertible subordinated notes to equity in October 2000. Interest on the convertible subordinated notes in the three and nine months ended September 30, 2001 was $7 thousand and $20 thousand, respectively, vs. $170 and $429 thousand, respectively, in the same periods in 2000, reflecting the note conversion.

Based on our projected profitability we determined that a portion of the valuation allowance for the deferred tax asset was not required and recorded a $218 thousand reduction to the allowance in September 2001. Combined with income taxes at our statutory rate of $203 thousand, this led to a net tax benefit of $15 thousand for the three months ended September 30, 2001. For the nine months ended September 30, 2001 the corresponding amounts were $705 thousand, $626 thousand, and $78 thousand, respectively. In 2000, we did not record any tax expense or benefit.

We did not record a provision for losses or recoveries in the three and nine months ended September 30, 2001. In the three and nine month periods ended September 30, 2000, we recorded provisions for recoveries of $484 and $839 thousand, respectively. During the three and nine months ended September 30, 2001, we charged off no receivables and $32 thousand in receivables, respectively. In those same periods, we recovered $2 thousand and $99 thousand of receivables charged-off in prior periods. During the three and nine months ended September 30, 2000, the Company had charge-offs of $0 and $4 million, respectively, while recovering $600 thousand and $624 thousand. At September 30, 2001, our allowance for losses on loans receivable was $620 thousand. Of the total allowance, $351 thousand was allocated to one impaired account. The remaining reserve, $269 thousand, is 2.1% of performing receivables, net, at September 30, 2001. At December 31, 2000, $232 thousand of the $553 thousand allowance was allocated to one impaired account. The balance, $321 thousand, was 2.7% of performing receivables, net, as of that date.

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


Date:    November 14, 2001

         /s/ J. Kenneth McLendon
         J. Kenneth McLendon
         President and Chief Executive Officer


Date:    November 14, 2001

         /s/  C. Fred Jackson
         C. Fred Jackson
         Senior Vice President and Chief  Financial  Officer