Form 10KSB
period 2001-12-31
HARBOURTON FINANCIAL CORP
filed 2002-03-29
CIK 852220

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    Annual report under Section 13 or 15(d) of the Securities Exchange Act of
                1934 for the fiscal year ended December 31, 2001

                             Commission File Number
                                     0-17832

                        Harbourton Financial Corporation
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                 54-1208450
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization


8180 Greensboro Drive, McLean, VA                     22102
---------------------------------------               -----
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
Yes    X         No
     -----           -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Revenues for year ended December 31, 2001 were  $4,307,097

The aggregate market value of 1,665,155 shares of common stock held by non affiliates as of March 20, 2002 was $ 1,398,720, computed by reference to the average bid and ask price of $0.84 per share at which the stock was traded on the OTC Bulletin Board (Symbol: HBTN).

The number of shares outstanding of the issuer's common stock, as of March 20, 2002 was 15,184,164

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

Item 1.  Description of Business

Business Development

Harbourton Financial Corporation "formerly known as Allstate Financial Corporation" (the "Company") was formed in 1982 as a Virginia corporation. In 2000, the Company changed its state of incorporation to Delaware and, on November 30, 2000, acquired Harbourton Financial Corporation ("Harbourton") by merger. On May 1, 2001, Allstate changed its name to Harbourton Financial Corporation. The Company is a diversified financial institution principally providing financing to the residential building and development community, for residential single-family houses, townhouses, and condominiums. On October 5, 2001, Harbourton Mortgage Investment Corporation ("HMIC") was incorporated in Delaware as a wholly owned subsidiary of the Company. HMIC commenced mortgage-banking operations on January 2, 2002 and is headquartered in Santa Rosa, California. HMIC's primary business consists of originating and purchasing both conforming and non-conforming mortgage loans and the subsequent sale of these loans to Freddie Mac ("FHLMC") and the Government National Mortgage Association ("GNMA") or other investors in the secondary market. Although it is no longer active in these business lines, the Company has a portfolio of commercial finance loans to small businesses secured by accounts receivable, inventory, machinery and equipment. In October 1999, the Company sold its factoring business, the portion of the business that purchased discounted invoices with recourse. The Company will continue to receive revenue from this sale for the foreseeable future, under an agreement with the purchaser to pay the Company part of the purchaser's net revenue earned from new factoring activities with the borrowers acquired from the Company. The Company's subsidiary Lifetime Options, Inc. manages a portfolio of life insurance policies it purchased from individuals facing life-threatening illnesses. During 1997, Lifetime Options ceased purchasing policies.

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

On November 30, 2000, the Company acquired Harbourton. Harbourton had total assets of $11.9 million and liabilities of $2.7 million at the date of the merger, giving it net shareholders' equity of $9.2 million. The Company issued 7,516,160 new common shares and paid $2.1 million in cash to Harbourton's shareholders. Harbourton was merged into the Company and the Company was the surviving entity. The Company's majority shareholder, Value Partners, was the holder of 95.7% of Harbourton's common shares and received 7,191,414 shares of stock and $2 million. Following the merger transaction, Value Partners owned approximately 84.8% of the Company's common stock.

On October 5, 2001, the Company incorporated HMIC as a wholly owned subsidiary and provided an initial capital contribution of $1.0 million, consisting of $.25 million of cash and $.75 million of contributed assets. HMIC officially commenced mortgage-banking operations on January 2, 2002.

Unless the context requires or otherwise permits, all references to the "Company" include Harbourton Financial Corporation and its wholly owned subsidiaries.

The Company's corporate offices in McLean, Virginia house its executive offices and borrower administration activities. Its Hanover, Maryland office is responsible for accounting and all aspects of servicing and administration of loans.

Business of Issuer

Principal Products

The Company's primary business is originating loan financing for builders/developers of residential projects. Typically, a participation in each loan is sold to another financial institution. The Company originates loans primarily in its market area of the Mid-Atlantic and Southeastern states including Maryland, Virginia, District of Columbia, Delaware, Pennsylvania, North Carolina and Florida.

The primary product offered by the Company is one developed to serve a specific market niche, a loan for acquisition, development and construction ("AD&C" loan). In the AD&C loan, the Company provides higher amounts of funding based on loan to costs than traditional bank lenders. Yields to the Company on the structure provide returns that may approach those traditionally earned by equity investments, with control and rights typically held by a first trust lender. The loan is structured as a revolving credit secured by a first mortgage or deed of trust and provides funding for land acquisition, development of infrastructure, and construction of units as necessary. Typically, personal guarantees are also obtained. The Company relates equity requirements to a percentage of the maximum outstanding balance of the AD&C loans, with most requiring between 10% and 15% of the maximum outstanding loan balance as equity at closing. The equity calculation relates to the Company's established underwriting criteria requiring a minimum of 10% of total costs funded in equity in the project at all times. This equity, coupled with restriction on starts of new units ahead of sales of finished units, minimizes risk found in loans based solely on loan-to-value. The target customer base is regional builders/developers, usually with production levels less than $50 million annually, with financial resources to support the loan request. The Company's AD&C structure allows continued growth for the builders /developers, with a more efficient use of its own equity or the ability to spread limited third party equity into multiple projects. Interest rates on the Company's AD&C loans are prime based and fees are based upon the committed amount, with the majority collected at closing. Loan terms range from 12 to 36 months with the average being 12 months at December 31, 2001.

A companion product to the Company's AD&C financing is mezzanine or "gap" loan financing in residential for-sale homebuilding and land development projects, with AD&C financing provided by traditional banking sources. The loan is structured as a term credit secured by a second mortgage or deed of trust. Traditionally, financing of this type has been provided by local investors in a highly fragmented fashion, with the builders/developers forced to raise equity on an individual transaction basis from investors with little working knowledge of the business. Careful selection of builder/developer partners and active, hands-on asset management functions are the key elements of minimizing risk and investment exposure in this product. In general, the Company seeks "in-fill" projects (sites situated in established communities) which are less susceptible to nearby competition and market swings. Builder/developer partners are selected based on successful records of accomplishment and reputations for integrity and performance. A key element in project selection is that builder/developer partners invest at least 5% to 10% of the equity requirement and provide personal guarantees on bank AD&C debt. The financing by the Company usually is structured as mezzanine debt in a development entity, subordinate to the first trust lender providing AD&C financing. Project underwriting entails similar analysis and asset management functions developed for AD&C lending, with extensive reporting and performance requirements from the borrowers, which, if not achieved, trigger additional input and control by the Company.

HMIC originates conforming and non-conforming residential mortgage loans and subsequently sells these loans to investors in the secondary market. HMIC also originates residential mortgage loans to individuals who do not typically qualify for loans from traditional mortgage lenders and subsequently sells these loans to various investors in the secondary market. As of January 2, 2002, the date it began mortgage-banking operations, HMIC was licensed in the states of California, Florida, Nevada and Arizona and is an approved lender for the GNMA and FHLMC.

The Company's commercial finance products consisted of financing for small businesses, usually those with annual sales of $1 million to $10 million per year. Through its offering of advances secured by accounts receivable, inventory, and machinery and equipment ("Asset-Based Lending" or "ABL"), the Company provided its borrowers with the ability to expand their working capital and acquire productive business assets. As a result of the merger transaction, the Company elected to cease making new loans in the ABL area and to focus on the residential building and development lending.

During October 1999, the Company sold its portfolio of factoring borrowers. The Company will receive a premium over time based on an agreement with the purchaser to pay the Company part of the net revenue earned from new factoring activities with these borrowers. The Company does not intend to re-enter the factoring business.

Distribution Methods

The Company relies principally on direct management contacts with prospects for the origination of new loans. Management has extensive experience in the real estate industry and has developed relationships with a significant group of existing and potential borrowers in the Company's markets. The Company achieves a high degree of repeat transactions with its existing borrowers. Referrals are also received from professional contacts with attorneys, engineers, and architects. HMIC has developed and will continue to develop a network of approved mortgage loan brokers that source loans to HMIC. HMIC utilizes internal broker account managers to solicit new brokers and provide customer service to existing brokers.

Competition

The Company, because of its ability to offer customized loan products to builders/developers, operates in a niche market that is generally served by private investors. The market for AD&C loans is highly fragmented, with few sources of capital beyond traditional bank financing available for the Company's target market of regional builders/developers. The Company achieves a significant competitive advantage when competing with traditional bank financing since its AD&C product is designed to be structured to fit the specific needs of each borrower, including the ability to provide higher amounts of funding based on loan to costs. The Company competes with many sources of financing, including traditional bank lenders and private investors. Many of these competitors have significant financial, marketing and operational resources, and may have access to capital at lower costs than the Company can obtain.

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

The Company sells participation interests in its loans in a structure designed to provide credit enhancement to participants as well as incentives for the Company to efficiently service and administer loans. The Company retains an interest in each loan, with repayment on a pro rata basis with the participant. Since the interest retained by the Company is subordinate to that of the participant, the Company assumes the risk of loss up to the amount of the retained interest in the loan. Each transaction is treated as an individual loan with no cross collateralization and no blanket subordination. Loan to value to the participant will range from 50% to 70% after giving consideration to the Company's subordinated interest. This structure provides the participant with an investment with reduced risk, and without the cost of origination and servicing. All loans and subsequent participations are structured to meet the requirements of applicable law and regulatory guidelines. The Company currently has participations with four sources including banks and a major non-bank financial services company. The largest of these facilities is an agreement wherein the Company may offer up to $55 million in participation interests to the participant. The Company may seek to establish relationships with new participants or increase the level of existing agreements.

The Company has available a secured line of credit in the amount of $3.0 million. The facility carries an interest rate equal to the prime rate plus 1.5%, and expires December 31, 2002. The lender has been granted a collateral security interest in two mezzanine loans having a combined original principal indebtedness of $4.0 million and a balance at December 31, 2001 of $3.1 million (net of a participation sold of $839 thousand). In addition, the lender has been granted a general assignment of the Company's right to all collections from notes. The loan agreement contains financial covenants of the type usually required in such an agreement, including a prohibition on the payment of dividends. The Company may seek to expand this facility on similar terms.

HMIC has available a secured warehouse line of credit in the amount of $12.0 million. The facility is guaranteed by the Company, carries an interest rate that adjusts to 275 basis points above the greater of one-month LIBOR or 3% per annum, and has an initial maturity date of August 1, 2002, which is subject to extension by the lender. HMIC anticipates requesting the lender to increase the size of the facility and extend the maturity date in the ordinary course of business. HMIC has granted the lender a security interest in the mortgages funded through the line. The line contains the normal and customary covenants, including maintenance of specified levels of net worth, liquidity, restrictions on new indebtedness and transactions with affiliates and compliance with applicable laws and regulations.

At December 31, 1999, the Company had $4.6 million of 10% convertible subordinated notes ("Notes") due September 30, 2003 convertible into common stock of the Company at $6.50 per share. The notes are unsecured and subordinated in payment to all other senior debt of the Company. The Company was in default on the interest payments due December 31, 1999 through September 30, 2000 and on certain financial covenants as well. On October 26, 2000, the Company converted $4.3 million of the Notes (plus accrued and unpaid interest thereon calculated at a rate of 12.5%), into common stock of the Company at a price of $0.95 per share. Of the $4.6 million of principal outstanding on the Notes, $4.3 million, together with $579 thousand of accrued but unpaid interest, was converted into 5,168,388 shares of newly issued common stock. Value Partners held Notes with a principal balance of $4.2 million, plus accrued interest, of $561 thousand, and received 5,008,481 shares of common stock as a result. As of that date, Value Partners acquired a controlling interest in the Company. Holders of the remaining $266,000 of notes waived default interest and received interest at the 10% note rate on the same day. The remaining holders retained their right to convert their notes into common stock of the Company at $6.50 per share. At December 31, 2001, $266 thousand of Notes remained outstanding.

Borrower Base

The Company's borrowers consist of regional and local residential builders/developers that have established histories of successful project development and home construction. The borrowers have demonstrated financial capability with annual sales revenue of $10 to $75 million. The borrowers actively manage and participate in each of their projects.

The Company's ABL borrowers are small growth and turnaround companies with annual revenues typically between $.5 million and $5 million. The Company's borrowers have not typically qualified for traditional bank financing because they are either too new, too small, undercapitalized (over-leveraged), unprofitable or otherwise unable to satisfy the requirements of a bank lender. Accordingly, there is a significant risk of default and borrower failure inherent in the Company's ABL business. The Company ceased originating ABL loans in 1999.

The purchased receivables are due primarily from major insurance companies.

The following table indicates the composition of the Company's portfolio, net of deferred income, by loans receivable and purchased receivables, as of December 31, 2001 and 2000 (Dollars in thousands).

         Composition of the Company's Portfolio (Net of Deferred Income)
         ---------------------------------------------------------------

                                             2001                     2000
                                             ----                     ----
                                     Amount          %         Amount       %
                                     ------          -         ------       -
Loans receivable                    $14,054         90.3%     $12,838    89.0%
Purchased receivables                 1,518          9.7%       1,589    11.0%
                                    -------        ------     -------    -----
Total portfolio                     $15,572        100.0%     $14,427    100.0%
                                    =======        ======     =======    ======


The following table indicates the composition of the Company's retained loan portfolio, net of deferred income, by loan product, as of December 31, 2001 and 2000 (Dollars in thousands).

            Loans Receivable, Net of Deferred Income, by Loan Product
            ---------------------------------------------------------

Loan Product                                           2001                    2000
                                                       ----                    ----
                                                Amount       %          Amount       %
                                                ------       -          ------       -
Mezzanine                                      $6,779      48.3%       $5,059     39.4%
Acquisition, development and construction       6,582      46.8%        6,516     50.8%
Asset-based                                       583       4.1%        1,146      8.9%
Other                                             110        .8%          117      0.9%
                                              -------     ------      -------     -----
All products                                  $14,054     100.0%      $12,838     100.0%
                                              =======     ======      =======     ======


The following table indicates the composition of the Company's retained loan portfolio, net of deferred income, by type of borrower business as of December 31, 2001 and 2000 (Dollars in thousands).

         Loans Receivable, net of Deferred Income, by Borrower Business

Business of Borrower             2001                   2000
                                 ----                   ----
                          Amount       %         Amount        %
                          ------       -         ------        -
Builders/developers      $13,361     95.1%      $11,575      90.2%
Apparel manufacturer           -      0.0%            2       0.0%
Construction supply          412      2.9%          464       3.5%
Food distributor               9      0.1%           34       0.3%
Printing, direct mail          -      0.0%          126       1.0%
Trucking                       -      0.0%          151       1.2%
Video distributor            162      1.1%          369       2.9%
Other                        110      0.8%          117       0.9%
                         -------    ------      -------     ------
                Totals   $14,054    100.0%      $12,838     100.0%
                         =======    ======      =======     ======

The following table indicates the composition of the Company's retained loan portfolio, net of deferred income, by state of the borrower's operation, as of December 31, 2001 and 2000 (Dollars in thousands).

    Loans Receivable, net of Deferred Income, by State of Borrower Operation
    ------------------------------------------------------------------------

                              2001                           2000
                              ----                           ----
State                 Amount           %             Amount            %
-----                 ------          ---            ------           ---
North Carolina        $5,307         37.8%           $3,188          24.8%
Florida                3,218         22.9%            4,420          34.4%
Virginia               3,187         22.7%            1,594          12.4%
Maryland               1,649         11.7%            2,373          18.5%
New Jersey               412          2.9%              617           4.8%
California               162          1.2%              369           2.9%
Wisconsin                110          0.8%              117           0.9%
New York                   9          0.0%               84           0.7%
Delaware                   -          0.0%               76           0.6%
                     -------         -----         --------         ------
            Total    $14,054         100.0%         $12,838         100.0%
                     =======         ======        ========         ======

From time to time, a single borrower or single industry may account for a significant portion of the Company's loans receivable. At December 31, 2001, four borrowers each accounted for more than 10% of loans receivable, net of deferred income, for a total of 47.7%. At December 31, 2000, four borrowers each accounted for more than 10% of loans receivable, net of deferred income, for a total of 61.5%.

For the year ended December 31, 2001, two borrowers accounted for greater than 10% of the Company's total revenue, at 44.8%. These loans were performing at December 31, 2001. For the year ended December 31, 2000, one borrower accounted for greater than 10% of the Company's total revenue, at 20.2%.

There is very little turnover among the Company's builder/developer borrowers. The borrowing relationship is extended because of the term of each transaction and the Company's ability to maintain a relationship with the borrowers in subsequent projects.


Government Regulation

State usury laws generally limit the amount of interest that a creditor may contract for, charge or receive in connection with the lending of money. In Virginia, where the Company's principal offices are located, there are no restrictions on the rates of interest and fees that may be charged by the Company to borrowers.

Employees

As of February 28, 2002, the Company had 29 employees, including 22 employees of HMIC. None of the Company's employees is a party to any collective bargaining agreement.

Item 2.  Description of Property

The Company's principal offices occupy approximately 2,400 square feet of space in an office building in McLean, Virginia. The Company's lease on this property expires in May 2003. The cost of renting this office space was approximately $88 thousand in 2001. The accounting and loan administration functions of the Company are housed in Hanover, Maryland, in a leased facility of approximately 1,950 square feet. The lease expires in May 2003. The rent paid on this lease during 2001 was approximately $41 thousand.

Item 3.  Legal Proceedings

The Company is a party in various routine legal proceedings arising out of its ordinary course of business, which in the aggregate are believed by management to be immaterial to the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded on the OTC Bulletin Board (Symbol HBTN). Before October 18, 1999, the Company's common stock was traded on the Nasdaq Stock Market.

The following table sets forth the range of high and low bids for the Company's common stock in the over the counter market for the periods indicated, as furnished by the National Association of Securities Dealers, Inc. These bids represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                               Fiscal Years Ended December 31,
                            2001                                 2000
                            ----                                 ----
                   High               Low               High               Low
                   ----               ---               ----               ---
First Quarter      $1.00             $0.59              $1.31             $0.36
Second Quarter     $0.80             $0.59              $0.81             $0.19
Third Quarter      $0.88             $0.66              $0.75             $0.44
Fourth Quarter     $0.80             $0.67              $0.75             $0.41


On March 1, 2002, there were approximately 40 stockholders of record based on information provided by the Company's transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders of the Company because a significant portion of the Company's stock is held in street name. Based on the best information made available to the Company by the transfer agent, there are approximately 530 beneficial holders of the Company's common stock.

Dividends

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

Year ended December 31, 2001 vs. year ended December 31, 2000

Overview

On November 30, 2000, the Company acquired Harbourton, which was merged into the Company; the Company was the surviving entity. The portion of the net Harbourton assets acquired from the majority shareholder, Value Partners, was recorded at historical cost, in a manner similar to a pooling of interests accounting. The portion of the Harbourton assets acquired from the minority shareholders was recorded at market value. The financial statements have been restated back to the date that the two companies came under common control due to the Notes Conversion. Thus, the operations for the year ending December 31, 2000 include the results of Harbourton for only the months of November and December 2000. The results for the year ended December 31, 2001 include the operations of the merged companies.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto and other information in this Annual Report on Form 10-KSB. Historical results and trends which might appear should not be taken as indicative of future operations.

Total assets increased by $2.0 million to $19.7 million at December 31, 2001, or 11.6%, as compared with total assets of $17.6 million at December 31, 2000. Shareholders' equity increased to $17.2 million at December 31, 2001, an increase of $2.0 million or 13.9% as compared with $15.1 million as of December 31, 2000.

Total loans receivable (net of deferred fees) increased to $14.1 million at December 31, 2001 compared to $12.8 million at December 31, 2000, primarily related to a net increase of the mezzanine loans during the year. The December 31, 2001 balance of asset-based and other loans was $.7 million, vs. $1.3 million at December 31, 2000, a decline of $.6 million due to principal reductions in the portfolio and the Company's prior decision not to make additional loans of this type. Purchased receivables, net of deferred income and allowances, dropped to $1.5 million at December 31, 2001 from $1.6 million at December 31, 2000, due primarily to the collection of $57 thousand in life insurance proceeds, with the balance in collections of litigation claims receivable.

Securities available for sale represents an equity investment in a former asset-based borrower. The Company acquired the securities in 2000 in partial settlement of a non-performing loan through the exercise of an option to purchase the securities for consideration of $4 thousand.

At December 31, 2001 and 2000, the Company had $3.2 million and $3.1 million in deferred income taxes receivable (net of valuation allowances of $4.4 million and $5.4 million), respectively. The deferred income taxes represent projected decreases in taxes payable in future years as a result of carryforwards at the end of each year. During 1999, the Company established a $9.2 million allowance against deferred income taxes of the same amount since it appeared to be unlikely that the Company would realize these tax savings in the near future. Because of the Harbourton merger, the Company reevaluated its consolidated tax position and determined that the recovery of at least a portion of the deferred tax asset was likely. See note 6 to the Financial Statements-Income Taxes in this Form 10-KSB.

Other assets increased to $167 thousand from $154 thousand, primarily because of an increase in prepaid expenses and other general business matters.

Total liabilities decreased to $2.4 million at December 31, 2001 from $2.5 million at December 31, 2000.

Total notes payable increased to $1.7 million at December 31, 2001, as compared to $1.4 million, which was used to fund the increase in loans receivable.

Convertible subordinated notes remained unchanged at $266 thousand at December 31, 2001 and December 31, and 2000.

Accounts payable and accrued expenses decreased to $448 thousand at December 31, 2001 from $794 thousand at December 31, 2000. The decrease is due primarily to a reduction in the amount of accrued legal and accounting fees that resulted from the restructure of the Company's Notes and the merger with Harbourton in the fourth quarter of 2000.

Shareholders' equity increased to $17.2 million at December 31, 2001, an increase of $2.1 million or 13.9% as compared with $15.1 million as of December 31, 2000. The increase related solely to the net income of the Company during the year of $2,154,328, including the net positive impact of $649 thousand from the NOL carryforward, partially offset by the $60 thousand decline in securities available for sale.

At December 31, 2000, the Company retired 781,212 shares of common stock held in the treasury. The balance of treasury stock was $0 at December 31, 2000 and 2001.

The statements of operations for the Company report the results of the Company and Harbourton on a combined basis for the two months ended December 31, 2000 and the twelve months ended December 31, 2001.

The following table breaks down total revenue by type of transaction for the periods indicated and the percentage relationship of each type of transaction to total revenue (Dollars in thousands).

                                                                 Revenue by Type of Transaction
                                                                 For the Years Ended December 31,
                                                                 --------------------------------
                                                                2001                         2000
                                                                ----                         ----
                                                       Amount             %          Amount         %
                                                       ------             -          ------         -
Interest, discount, and loan fees                      $2,332            54.2%        $ 775        52.9%
Administrative, inspection  fees and other revenue      1,746            40.5%          644        44.0%
Profit participations                                     229             5.3%           46         3.1%
                                                        -----           ------       ------        -----
Total revenue                                          $4,307           100.0%       $1,465        100.0%
                                                       ======           ======       ======        ======

Total revenue increased by 194% in 2001 versus 2000, to $4.3 million from $1.5 million. The increase is principally due to the impact of the acquisition of Harbourton Financial Corp. by the Company in 2000 and the inclusion of the full year's revenues in 2001, as compared to only two months of revenues in 2000.

Within total revenue, interest, discounts, and loan fees increased 200.9%, to $2.3 million from $775 thousand, in 2001 as compared to 2000. The Company sold its factoring portfolio in October 1999, and reduced its asset-based loan portfolio in 2000 to pay down senior debt. Administrative fees and other revenue increased by 171.1% to $1.7 million from $644 thousand. Included in other revenue during 2001 was a one time gain from the sale of intellectual property by the Company. Administrative fees, along with project profits, are an important component of the Company's revenue stream from its residential building and development lending. Profit participations increased 397.8% to $229 thousand from $46 thousand.

HMIC
The results of operations for the Company include $205 thousand of interest and other revenue from HMIC operations and $148 thousand of compensation and administrative expense. The revenue includes a one-time gain from a management services arrangement. Management anticipates HMIC will report negative results of operation for the first part of 2002.

The following table sets forth certain items of expense for the periods indicated and the percentage relationship of each item to total expenses in the period (Dollars in thousands).

              Expense Categories as a Percentage of Total Expenses

                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                        2001                               2000
                                                        ----                               ----
                Type of Expense               Amount             %              Amount             %
                ---------------               ------             -              ------             -
Compensation and fringe benefits              $1,292            57.1%            $ 727           44.0%
General and administrative                       856            37.9%            1,169           70.8%
Interest expense                                 114             5.0%              594           36.0%
Provision for credit losses (Recoveries)           0             0.0%             (839)         -50.8%
                                             -------           ------           ------          ------
Total expenses                                $2,262           100.0%           $1,651          100.0%
                                             =======           ======           ======          ======


Total expenses increased $611 thousand, or 37%. Compensation and fringe benefits increased $565 thousand, or 77.7%. These increases are principally attributable to the inclusion of the full twelve months of operations for the merged companies as compared to only two months the period ended December 31, 2000. General and administrative expense, in total, decreased $313 thousand, or 26.8%, principally related to a decrease in professional fees, directors fees and depreciation associated with the Company's restructure in October of 2000.

Interest expense decreased $480 thousand, or 80.8%, which was primarily attributable to the conversion of the 10% convertible notes on October 26, 2000 to common equity and the repayment of the convertible notes due September 30, 2000.

The following chart details activity in the Company's allowance for losses for the years ending December 31, 2001 and 2000 (Dollars in thousands).

                 Allowance for Losses
                 --------------------

Balance December 31, 1999                $4,317
                                         ------
Provision for credit recoveries            (839)
Charge-offs                              (3,661)
Recoveries                                  736
                                          -----
Balance December 31, 2000                   553
                                          -----
Charge-offs                                 (12)
Recoveries                                   80
                                          -----
Balance December 31, 2001                 $ 621
                                          =====

During the year ended December 31, 2001, the Company charged-off $12 thousand in purchased receivables. Recoveries totaled $80 thousand, principally related to the receipt of the insurance proceeds from a client in the LOI portfolio, recovering an amount previously charged off. At December 31, 2001, the allowance for losses on retained loans, net of the amount allocated to non-performing accounts, was $274 thousand. This represents 1.9% of the retained loan portfolio at December 31, 2001, as compared to 2.7% of the retained portfolio at December 31, 2000. The Company believes that the allowance for credit losses is adequate in light of the risks inherent in the portfolio at year-end 2001.

In 2000, the Company charged-off $3.7 million directly attributable to the prior Allstate business, while recovering $736 thousand. The recoveries related primarily to borrowers that filed bankruptcy in 1998.

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

At December 31, 2001, the Company has available a secured line of credit for $3.0 million. The facility carries an interest rate of the lender's prime rate plus a premium, and expires December 31, 2002. The lender has been granted a collateral security interest in two mezzanine loans having a combined original principal indebtedness of $4.0 million and a balance at December 31, 2001 of $3.1 million (net of participation sold of $839 thousand). In addition, the lender has been granted a general assignment of the Company's right to all collections from notes. The loan agreement contains financial covenants of the type usually required in such an agreement, including a prohibition on the payment of dividends. The Company may seek to expand this facility on similar terms.

HMIC has available a secured warehouse line of credit in the amount of $12.0 million. The facility is guaranteed by the Company, carries an interest rate that adjusts to 275 basis points above the greater of one-month LIBOR or 3% per annum, and has an initial maturity date of August 1, 2002, which is subject to extension by the lender. HMIC anticipates it will request the lender to increase the size of the facility and extend the maturity date in the ordinary course of business. HMIC has granted the lender a security interest in the mortgages funded through the line. The line contains the normal and customary covenants, including maintaince of specified levels of net worth, liquidity, restrictions on new indebtedness and transactions with affiliates, and compliance with applicable laws and regulations. HMIC will use the warehouse line of credit to fund the mortgage loans originated or purchased, and then sell the loans to secondary market investors, at which time the lender will be repaid.

As of December 31, 1999, the Company had two issues of convertible subordinated notes outstanding of $5.0 million. The first issue was due September 30, 2000, convertible into common stock of the Company at $7.50 per share and bearing an adjustable interest rate equal to the prime rate plus 1.25% outstanding, with an aggregate principal balance of $357 thousand. The entire amount of these notes was paid at maturity on September 30, 2000.

The second issue was $4.6 million of 10% notes due September 30, 2003 convertible into common stock of the Company at $6.50 per share. The notes are unsecured and subordinate in payment to all other senior debt of the Company. The Company was in default on the interest payments due December 31, 1999 through September 30, 2000 and on certain financial covenants as well. On October 26, 2000, the Company converted $4.3 million of the notes (plus accrued and unpaid interest thereon calculated at a rate of 12.5%), into common stock of the Company at a price of $0.95 per share. Of the $4.6 million of principal outstanding on the Notes, $4.3 million, together with $579 thousand of accrued but unpaid interest, was converted into 5,168,388 shares of newly issued common stock. Value Partners held notes with a principal balance of $4.2 million, plus accrued interest of $561 thousand, and received 5,008,481 shares of common stock as a result. As of that date, Value Partners acquired a controlling interest in the Company. Holders of the remaining $266,000 of notes waived default interest and received interest at the 10% note rate on the same day. The remaining holders retained their right to convert their notes into common stock of the Company at $6.50 per share. At December 31, 2001, $266 thousand of notes remained outstanding.

The Company expended a nominal amount on furniture, fixtures and equipment in 2001 and 2000, respectively, principally in connection with upgrades to computer equipment and software and office equipment. The Company funded such expenditures from internally generated funds or borrowings under its line of credit. The Company does not believe it will need to further enhance its management information systems in the near future.

HMIC received as part of a management services contract to assist in the liquidation of an unrelated mortgage banking company, significant furniture, equipment and software to initiate its mortgage banking operations in November 2001.

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

See pages 17 to 35.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not Applicable

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001. The information required by this item will be set forth under the caption "Election of Directors", under the caption "Executive Officers" and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13.  Exhibits, List and Reports on Form 8-K

(a) The following documents are filed herewith or incorporated by reference:

1.        Financial Statements:

The following financial statements are submitted for the Company:

Financial Statements as of December 31, 2001 and 2000, and for the Years Ended December 31, 2001 and 2000, together with Auditors' Report

                                                                                                   Page Number
Independent Auditors' Reports on Consolidated Financial Statements and Schedules........................17
Consolidated Balance Sheets.............................................................................18
Consolidated Statements of Operations...................................................................19
Consolidated Statements of Comprehensive Income.........................................................19
Consolidated Statements of Shareholders' Equity.........................................................20
Consolidated Statements of Cash Flows...................................................................21
Consolidated Statements of Cash Flows (continued).......................................................22
Notes to Consolidated Financial Statements..............................................................23

2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this report:
                           Page Number

Schedule IV Indebtedness to Related parties
 for the years ended December 31, 2001 and 2000............35

Schedules other than those listed above have been omitted since they are either not required or the information is included elsewhere in the financial statements or notes thereto.

3         Exhibits
     The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.

 3.1 Certificate of Incorporation of the Company as filed with the State of Delaware on July 7, 2000, incorporated by reference to the Company's Definitive Proxy Statement Filed July 11, 2000.

3.2 Amended and restated bylaws of the Company as adopted by the board of directors on September 12, 2000, incorporated by reference to the Company's Form 10-KSB filed April 2, 2001.

4.1 Restrictions on reverse side of common stock certificate, incorporated by reference to the Company's Form 10-KSB filed April 2, 2001.

10.1 Participation Agreement by and between Harbourton Residential Capital Co., L.P. and Residential Funding Corporation dated as of February 23, 1996 and as amended, incorporated by reference to the Company's Form 10-KSB filed April 2, 2001.

10.2 Credit and Security Agreement between Greater Atlantic Bank and Harbourton Financial Corp. dated May 11, 2000 and as amended, incorporated by reference to the Company's Form 10-KSB filed April 2, 2001.

10.3 Amendment to the Credit and Security Agreement between Greater Atlantic Bank and Harbourton Financial Corp. dated June 21, 2001.

10.4 2000 Restricted Stock Plan for Non-Employee Directors incorporated by reference to the Company's Definitive Proxy Statement Filed July 11, 2000.

10.5 Harbourton Financial Corporation 2000 Stock Option Plan incorporated by reference to the Company's Definitive Proxy Statement Filed July 11, 2000.

10.6 Agreement and Plan of Merger dated as of October 24, 2000, by and between Harbourton Financial Corporation and Harbourton Financial Corporation, incorporated by reference to the Company's Definitive Information Statement Filed November 9, 2000.

10.7 Employment Agreement dated October 24, 2000 with J. Kenneth McLendon, incorporated by reference to the Company's Form 10-KSB filed April 2, 2001.

10.8 Employment Agreement dated October 24, 2000 with James M. Cluett, incorporated by reference to the Company's Form 10-KSB filed April 2, 2001.

10.9 Employment and Compensation Agreement dated September 1, 1998 with C. Fred Jackson incorporated by reference to the Company's filing on Form 10-QSB for the quarter ended September 30, 1998.

10.10 Amendment dated January 10, 2001 to Employment and Compensation Agreement dated September 1, 1998 with C. Fred Jackson, terminating the Agreement effective January 10, 2002, incorporated by reference to the Company's Form 10-KSB filed April 2, 2001.


21.1      Subsidiaries of the Registrant


  (b)     Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.


99.1 Confirmation of receipt from Arthur Andersen LLP a letter, dated March 28, 2001, providing certain representations pertaining to the audit,.

  Letterhead of Arthur Andersen LLP




To the Board of Directors of
Harbourton Financial Corporation:


We have audited the accompanying consolidated balance sheets of Harbourton Financial Corporation and subsidiaries (a Delaware Corporation, the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbourton Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP
Vienna, Virginia

February 1, 2002

                Harbourton Financial Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                           December 31,
                                                      2001             2000
                                                  -----------       ----------
Assets
Cash and cash equivalents                         $ 1,199,924        $ 447,184
Loans receivable, net                              13,426,318       12,199,912
Purchased receivables, net                          1,518,454        1,575,969
Securities available for sale                              16           60,000
Deferred income taxes, net                          3,151,157        3,126,714
Furniture, fixtures and equipment, net                191,277           55,617
Other assets                                          167,724          154,328
                                                  -----------      -----------
Total assets                                      $19,654,870      $17,619,724
                                                  ===========      ===========
Liabilities and shareholders' equity
Liabilities
Notes payable                                      $1,725,000       $1,420,000
Convertible subordinated notes                        266,000          266,000
Accounts payable and accrued expenses                 448,236          793,867
Income taxes payable                                    5,622           24,189
                                                  -----------       ----------
Total liabilities                                   2,444,858        2,504,056
                                                  -----------       ----------
Shareholders' equity:


Common stock, $.01 par value, authorized
 20,000,000 shares; 15,184,164 issued and
 outstanding at December 31, 2001
 and December 31, 2000                                151,841          151,841

Additional paid-in-capital                         24,612,674       24,612,674
Accumulated deficit                                (7,550,519)      (9,704,847)
Accumulated other comprehensive income:
 unrealized (loss) gain on  investment securities      (3,984)          56,000
                                                   ----------       ----------

Total shareholders' equity                         17,210,012       15,115,668
                                                   ----------       ----------

Total liabilities and shareholders' equity        $19,654,870      $17,619,724
                                                  ===========      ===========

                 See Notes to Consolidated Financial Statements

                Harbourton Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations


                                                      Years Ended December 31,
                                                      2001              2000
                                                   ----------       ----------
Revenues
Interest, discounts, and loan fees                 $2,332,097         $774,399
Loan administration fees and other revenue          1,746,040          644,327
Profit participations                                 228,960           46,389
                                                   ----------        ---------
Total Revenues                                      4,307,097        1,465,115
                                                   ----------        ---------
Expenses
Compensation and fringe benefits                    1,291,528          727,113
General and administrative                            856,356        1,168,823
Interest expense                                      113,878          594,128
Provision for credit recoveries                             -         (839,319)
                                                   ----------        ---------
Total Expenses                                      2,261,762        1,650,745
                                                   ----------        ---------
Income (loss) before income tax benefit             2,045,335         (185,630)
Income tax benefit                                   (108,993)      (3,031,311)
                                                   ----------       ----------
Net income                                         $2,154,328       $2,845,681
                                                   ==========       ==========
Net income per common share
Basic and  diluted                                   $   0.14          $  0.62
                                                   ==========       ==========
Weighted average number of shares outstanding

Basic and  diluted                                 15,184,164        4,569,949
                                                   ==========        =========




                Harbourton Financial Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                     Years Ended December 31,
                                                      2001             2000
                                                   ----------       ----------
Net income                                         $2,154,328       $2,845,681
Other comprehensive income:
Unrealized (loss) gain
 on securities available for sale                     (59,984)          56,000
                                                    ---------       ----------
Comprehensive income                               $2,094,344       $2,901,681
                                                   ==========       ==========

                 See Notes to Consolidated Financial Statements

                Harbourton Financial Corporation and Subsidiaries
                 Consolidated Statements of Shareholders' Equity


                                                                                   Retained      Accumulated
                                                      Additional                   Earnings      Other
                                            Common    Paid-in-      Treasury       (Accumulated  Comprehensive
                                             Stock    Capital       Stock          Deficit)      Income                Total
-------------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 1999                  $40,000   $18,874,182   $(4,967,472)    $(13,604,281)           -          $ 342,429
Amortization of treasury
 stock acquisition costs                         -             -        13,449                -            -             13,449

Unrealized gains on investment securities        -             -             -                -       56,000             56,000
Issuance of restricted stock                     -        89,250             -                -            -             89,250
Conversion of no par value Virginia
 shares to $.01 par value Delaware shares   (7,192)        7,192             -                -            -                  -

Issuance of 5,168,388 shares in exchange
 for convertible subordinated notes         51,684     4,688,415             -                -            -          4,740,099

Issuance of 7,516,160 shares
 in exchange for common
 stock of Harbourton Financial Corp.        75,161     7,931,878             -        1,053,753            -          9,060,792

Return of capital                                -    (2,024,220)            -                -            -        (2,024,220)
Retirement of 781,212
 shares of treasury stock                   (7,812)   (4,954,023)    4,954,023                -            -            (7,812)
Net income                                       -             -             -        2,845,681            -          2,845,681
-------------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 2000                  151,841    24,612,674             -       (9,704,847)      56,000         15,115,668

Unrealized gains
 on investment securities                        -             -             -                -      (59,984)          (59,984)
Net income                                       -             -             -        2,154,328            -          2,154,328
-------------------------------------------------------------------------------------------------------------------------------

Balance-December 31, 2001                 $151,841   $24,612,674         $   -      ($7,550,519)     ($3,984)       $17,210,012
===============================================================================================================================

                 See Notes to Consolidated Financial Statements


                Harbourton Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                      Years Ended December 31,
                                                                       2001            2000
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                          $2,154,328       $2,845,681
Adjustments to reconcile net income
 to  net cash provided by (used in) operating activities:
Depreciation                                                            39,777          109,317
Contributed property, for management services                         (166,351)               -
Gain on disposition of furniture, fixtures, and equipment                    -           (5,988)
Amortization of valuation allowance                                    (90,588)          (7,547)
Provision for credit recoveries                                              -         (839,319)
Deferred income taxes                                                  (24,443)      (3,126,714)
Changes in operating assets and liabilities:
(Increase) decrease in other assets                                    (13,396)          27,599
(Decrease) increase in accounts payable and accrued expenses          (345,631)         109,112
Decrease in income taxes receivable                                          -          (81,051)
(Decrease) increase in income taxes payable                            (18,567)          24,189
                                                                     ---------        ---------
Net cash provided by (used in ) operating activities                 1,535,129         (944,721)
                                                                     ---------        ---------

Cash flows from investing activities:
Changes in receivables, net                                         (1,158,653)       3,669,520
Recoveries of charged off assets, net                                   80,350          736,448
Purchase of securities held for sale                                         -           (4,000)
Purchase (sale) of furniture, fixtures and equipment                    (9,086)           4,101
Payment for stock of HFC, net of cash acquired                               -       (1,517,457)
                                                                    ----------       ----------
Net cash (used in)  provided by  investing activities               (1,087,389)       2,888,612
                                                                    ----------       ----------

Cash flows from financing activities:
Principal borrowings (payments) on lines of credit, net                305,000       (1,286,051)
Principal payments on  convertible subordinated notes                        -         (357,000)
Treasury stock acquisition costs                                             -           13,449
Interest paid in note conversion transaction                                 -          (28,448)
Expenses of note conversion transaction                                      -         (192,619)
                                                                    ----------       ----------
Net cash provided by (used in) financing activities                    305,000       (1,850,669)
                                                                    ----------       ----------

Net increase in cash                                                   752,740           93,222

Cash, beginning of period                                              447,184          353,962
                                                                    ----------       ----------
Cash, end of period                                                 $1,199,924        $ 447,184
                                                                    ==========       ==========

Supplemental disclosure of cashflow information:
     Cash paid for interest                                          $ 131,667         $ 98,953
                                                                     ---------         --------
     Cash paid for income taxes                                      $       -         $152,265
                                                                     ---------         --------

                 See Notes to Consolidated Financial Statements


                Harbourton Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                                       Years Ended December 31,
                                                                        2001            2000
-----------------------------------------------------------------------------------------------
Supplemental schedule of noncash activities
Conversion of convertible subordinated notes to common stock           $     -       $4,740,099
                                                                       -------      -----------
Issuance of common stock as directors' fees                            $     -        $  89,250
                                                                       -------      -----------
Issuance of common stock in
 payment for stock of Harbourton Financial Corp.                       $     -      $ 7,036,572
                                                                       -------      -----------
Unrealized (loss) gain on securities available
 for sale received in setlement of non-performing advance            $ (59,984)        $ 56,000

                 See Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------------------------

                Harbourton Financial Corporation and Subsidiaries


Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000

1. Summary of Significant Accounting Policies:

A. General
The accounting and reporting policies of Harbourton Financial Corporation and its subsidiaries (collectively, the "Company") conform to accounting principles generally accepted in the United States ("GAAP") and general practices within the financial services industry. Those policies that materially affect the determination of financial position, results of operations, and cash flows are summarized below.

B. Background
Harbourton Financial Corporation "formerly known as Allstate Financial Corporation" was formed in 1982 as a Virginia corporation. In 2000, the Company changed its state of incorporation to Delaware and, on November 30, 2000, acquired Harbourton Financial Corporation ("Harbourton") by merger. On May 1, 2001, Allstate changed its name to Harbourton Financial Corporation. The Company is a diversified financial institution principally providing financing to the residential building and development community, for residential single-family houses, townhouses, and condominiums. On October 5, 2001, Harbourton Mortgage Investment Corporation ("HMIC") was incorporated in Delaware as a wholly owned subsidiary of the Company.

C. Use of Estimates
In preparing its financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. In the normal course of business, the Company encounters economic risk. Economic risk is comprised of interest rate risk, credit risk, and market risk. Interest rate risk is the risk that unfavorable discrepancies will occur between the rates of interest earned by the Company on its receivable portfolio and its costs of borrowing funds in the market. Credit risk is the risk of default on the Company's loan and purchased receivable portfolios that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans and purchased receivables and the valuation of the Company's owned real estate, if any.

The determinations of allowances for credit losses and valuation allowances are based on estimates that are susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2001, the allowances are adequate based on the information currently available. A worsening in the state of the general economy or a protracted economic decline could increase the likelihood of additional losses due to credit and market risks.

D. Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Harbourton Mortgage Investment Corporation, Lifetime Options Inc., Settlement Solutions Inc. and Receivable Financing Corporation, after elimination of all material intercompany transactions. See
Note 8.

E. Loans Receivable/ / Allowances for Credit Losses/ Purchased Receivables When any receivable becomes doubtful as to collection of interest or discount income, the account is placed on non performing status and, in accordance with the Financial Accounting Standards Board ("FASB")

Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure, is considered by management to be "impaired". When a receivable becomes non performing, the Company discontinues the accrual of earnings for financial statement purposes. If the Company determines that it is not likely to recover, from any source, the amount of its initial advance and the earned but unpaid interest or discount thereon, then the Company increases the allowance for credit losses or reduces the carrying value of the non performing receivable to its estimated fair value and makes a charge to the allowance for credit losses in an amount equal to the difference between the Company's investment in the non performing receivable and its estimated fair value.

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

Loans are fully charged-off against the allowance for credit losses when the Company has exhausted its efforts against the borrower, guarantors, other third parties and any additional collateral retained by the Company.

F. Securities available for sale
Securities available for sale are reported at fair market value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

G. Revenues

i.    Interest, Discounts, and Loan Fees

The Company receives two forms of interest income, current and deferred. The current portion is recognized in income monthly based on the outstanding amount of the investment in the loan at a market rate of interest. In addition, on certain loans, the Company is entitled to an additional deferred return based on the outstanding amount of the investment in the loan times the deferred rate. The deferred return is recognized in income on a pro rata basis as the borrower conveys title to each third party purchaser. Loan fees and certain direct loan origination costs related to retained interests are deferred and recognized over the life of the loan on a straight-line basis. Loan fees received and certain direct loan origination costs allocated to the participation interest sold are deferred and recognized as advances are made to borrowers and funded by the participants.
                                       24

ii.   Loan Administration Fees and Other Revenue

Loan administration fees are received from certain borrowers on a monthly basis or as the borrower conveys title to third party purchasers, and are recognized as earned.

The Company receives a fee from the purchaser of the Company's previous factoring portfolio. The amounts due the Company are calculated by the purchaser as a percentage of the purchaser's adjusted net revenues on the factoring accounts purchased.

iii.  Profit Participations

In certain lending arrangements, the Company is entitled to a percentage share of underlying project profits in addition to interest and fees. The Company recognizes this income as the borrower conveys title to third party purchasers.

H.    Furniture, Fixtures and Equipment

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

I.    Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers cash and overnight investments with an original maturity of 90 days or less to be cash and cash equivalents.

J.    Income Taxes

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

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement requires transferred financial assets to be accounted for on a financial-component basis. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The transferor has surrendered control over transferred assets if and only if the transferred assets have been isolated from the transferor, the transferee obtains the right to pledge or exchange the transferred assets, and the transferor does not maintain effective control over the transferred assets. Due to the nature of the financial assets transferred, it is not practical to estimate the fair value of the residual interest assets, or the fair value of the liability representing the limited recourse obligation. The Company recognizes no gain or loss at the time of the transfer.

At December 31, 2001 and 2000, loans receivable, net, comprises the following:

                                                         2001         2000
                                                     -----------   -----------

Loans receivable - gross                             $51,824,734   $55,651,303

Portion sold to participants                         (36,577,307)  (41,833,057)

Deferred interest and fees                            (1,192,984)     (979,971)

Amount allocated from purchase of minority interest       (7,549)      (98,137)

Allowance for  credit losses                            (620,576)     (540,226)
                                                     -----------   -----------

Loans, net                                           $13,426,318   $12,199,912
                                                     ===========   ===========

B.   Purchased Receivables
Subsidiaries of the Company service portfolios of purchased receivables, which consist of litigation claims and life insurance policies, which have been purchased without recourse to the seller.

At December 31, 2001 and 2000, purchased receivables, net, is as follows:

                                                         2001          2000
                                                      ----------    ----------
Life insurance policies                               $2,814,868    $2,914,868
                                                      ----------    ----------
Valuation allowance                                   (1,336,560)   (1,386,045)
                                                      ----------     ---------
Life insurance policies, net                           1,478,308     1,528,823
                                                      ----------     ---------
Litigation claims, net of unearned discount               40,146        59,872
                                                      ----------     ---------
Allowance for credit losses                                    -       (12,726)
                                                      ----------     ---------

Litigation claims, net                                    40,146        47,146
                                                      ----------     ---------

Total purchased receivables,  net                     $1,518,454    $1,575,969
                                                      ==========    ==========

C.  Allowance for Losses
Activity in the allowance for losses accounts for the years ending December 31, 2001 and 2000 was as follows:

                                                          2001          2000
                                                       ---------    ----------
Beginning Balance                                      $ 552,954    $4,316,399
Provision for credit recoveries                                -      (839,319)
Charge-offs                                              (12,728)   (3,660,574)
Recoveries                                                80,350       736,448
                                                       ---------    ----------
Ending Balance                                         $ 620,576     $ 552,954
                                                       =========    ==========

There have been no charge-offs or recoveries related to the real estate lending operations.

D. Impaired Loans
Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Information regarding impaired loans at December 31, 2001 and 2000 follows:

                                                         2001          2000
                                                      ----------     ---------
Total recorded investment in impaired loans           $2,194,723     $ 463,746
                                                      ==========     =========

Amount of recorded investment in impaired
 loans for which there is a related allowance         $2,194,723     $ 463,746

Related allowance for impaired loans                     620,576       232,000
                                                      ----------     ---------
Total investment in impaired loans, net               $1,574,147      $231,746
                                                      ==========     =========


The average recorded investment in impaired loans during 2001 and 2000 was $1,266,053 and $1,833,818, respectively.

3.       Commitments and Contingencies:

The Company leases office space and equipment under non-cancelable operating leases. Future minimum rental commitments under existing operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2001 is as follows:

                            Year Ended December 31,
               --------------------------------------------------
               2002                                      $118,910
               2003                                        47,517
               2004                                             -
                                                         --------
               Total                                     $166,427
                                                         ========

Rent expense totaled $129,138 and $109,373 for the years ended December 31, 2001 and 2000, respectively.

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

The Company is required to fund advances under its loan agreements. At December 31, 2001, the Company is committed to fund advances up to a maximum amount of $93,747,838 under all loan agreements for the life of the agreements. The Company's obligation to fund these commitments remains subject to the specific terms and conditions contained in each borrowers loan agreement, such as pre sale requirements, maximum loan amounts outstanding and starts ahead of sales. Participation interests in these commitments totaled $69,842,364 at December 31, 2001. At December 31, 2001, HMIC did not have any commitments to fund mortgage loans. The Company had no other off-balance sheet financial obligations or commitments at December 31, 2001.

At December 31, 2001, four borrowers each accounted for more than 10% of loans receivable, net of deferred income, for a total of 47.7%. At December 31, 2000, four borrowers each accounted for more than 10% of loans receivable, net of deferred income, for a total of 61.5%.

For the year ended December 31, 2001, two borrowers accounted for greater than 10% of the Company's total revenue, at 29.6% and 15.2%, respectively. These loans were performing at December 31, 2001. For the year ended December 31, 2000, one borrower accounted for greater than 10% of the Company's total revenue, at 20.2%. This borrower's loan was performing as of December 31, 2000.

5.  Estimated Fair Value of Financial Instruments:

The following estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000, are presented in accordance with generally accepted accounting principles, which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimated fair values, however, may not represent the liquidation value or the market value of the Company.

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

Notes payable and convertible subordinated notes
The revolving lines of credit and note payable carrying amounts approximate the respective fair values because the revolving lines of credit are adjustable rate, and are recorded at book values, while the note payable is short-term in nature with terms not significantly different from those obtainable at closing .

Convertible subordinated notes payable are fixed rate. The carrying amount of these notes approximates fair value because the fixed rate terms are not significantly different from those currently obtainable.


6.  Income Taxes:

The income tax (benefit) expense for the years ended December 31, 2001 and 2000, is summarized as follows:

                                                         2001         2000
                                                      ----------    ----------
Federal:
  Current                                             $  (71,200)      $     -
  Deferred                                               (20,584)   (2,552,683)
                                                        --------    ----------
                                                         (91,784)   (2,552,683)
                                                        --------    ----------
State:
  Current                                                (13,350)            -
  Deferred                                                (3,859)     (478,628)
                                                        --------      --------
                                                         (17,209)     (478,628)
                                                        --------      --------

Income tax benefit                                     $(108,993)  $(3,031,311)
                                                       =========   ===========


A reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate for the years ended December 31, 2001 and 2000 is as follows:

                                                         2001          2000
                                                       ---------    ----------
Tax (benefit) expense at statutory rate                 $715,867      $(55,646)
Change in (benefit) expense resulting from:
  Utilization of operating loss carryforward            (824,860)            -
 Change in deferred tax asset valuation allowance              -    (3,031,311)
 Other                                                         -        55,646
                                                       ---------   -----------

Income tax benefit                                     $(108,993)  $(3,031,311)
                                                       =========   ===========

Deferred income taxes result from temporary differences in the recognition of income and expense for tax versus financial reporting purposes. The sources of these temporary differences and the related tax effects at December 31, 2001 and 2000 are as follows:

The deferred tax asset consists of:
                                                         2001          2000
                                                      ----------    ----------
Deferred tax asset:
  Operating loss carryforwards                        $7,367,922    $8,211,304
  Allowance for credit losses                            235,819       210,122
  Valuation allowance                                      2,869        37,292
  Organization costs                                       2,956         3,236
  Deferred Interest                                      330,456       202,190
                                                      ----------    ----------
Total deferred tax asset                               7,940,022     8,664,144
                                                      ----------    ----------
Deferred tax liability:
   Equity income recognition:                           (434,095)     (110,023)
                                                       ---------    ----------
Net deferred tax assets:                               7,505,927     8,554,121
Valuation allowance                                   (4,354,770)   (5,427,407)
                                                      ----------    ----------
Total                                                 $3,151,157   $ 3,126,714
                                                      ==========   ===========

The Company adjusts the valuation allowance for the deferred tax asset based on the projected profitability of the Company. In November of 2000, the Company acquired Harbourton Financial Corp. ("Harbourton"), which had demonstrated profitable operations. As a result, the Company determined that a portion of the valuation allowance was not required and recorded a $3,031,311 reduction to the allowance in December 2000. The reduction in the valuation allowance during 2001 primarily represents the utilization of the operating loss caryforwards during 2001.

The Company's net operating loss ("NOL") at December 31, 2001 amounted to $19,389,268. The Company's use of the NOL's prior to the expirations of their carry forward periods may be limited by the provisions of Section 382 of the Internal Revenue Code of 1986 ("the Code"), if it is determined that it has undergone a change of ownership, as defined by the section. The carry forward period associated with the NOL expires according to the following schedule:


Year of expiration                                      Amount
------------------                                   -----------
2018                                                 $ 4,891,113
2019                                                  11,394,770
2020                                                   3,103,385
                                                     -----------
Total                                                $19,389,268
                                                     ===========

7.         Notes Payable and Convertible Subordinated Notes:


Notes payable and convertible subordinated notes consist of the following at December 31, 2001 and 2000:

                                                                     2001         2000
      -----------------------------------------------------------------------------------
      Revolving line of credit; due December 31, 2002; interest
      prime plus 1.5%; secured                                    $1,725,000   $1,420,000
                                                                  ==========   ==========
      Convertible subordinated notes; due September 30,
      2003; interest  at 10% fixed; unsecured                       $266,000     $266,000
                                                                    ========     ========

At December 31, 2001 and 2000, the prime rate was 4.75% and 9.5%, respectively.

The Company has available a secured line of credit in the amount of $3,000,000. The facility carries an interest rate of the prime rate plus 1.5%, and expires December 31, 2002. The lender has been granted a collateral security interest in two loans having a combined original principal indebtedness of $3,978,371, and a balance at December 31, 2001 of $3,139,772 (net of a participation sold of $838,599). In addition, the lender has been granted a general assignment of the Company's right to all collections from loans receivable. The loan agreement contains financial covenants of the type usually required in such an agreement, including a prohibition on the payment of dividends.

HMIC has available a secured warehouse line of credit in the amount of $12.0 million. The facility is guaranteed by the Company, carries an interest rate that adjusts to 275 basis points above the greater of one month LIBOR or 3% per annum, and has an initial maturity date of August 1, 2002, which is subject to extension by the lender. HMIC anticipates the lender will be requested to increase the facility and extend the maturity date in the ordinary course of business. HMIC has granted the lender a security interest in the mortgages funded through the line. The line contains the normal and customary covenants, including maintenance of specified levels of net worth, liquidity, transactions with affiliates, restrictions on new indebtedness and compliance with applicable laws and regulations.

At December 31, 1999, the Company had $4,597,000 of 10% convertible subordinated notes ("Notes") due September 30, 2003 convertible into common stock of the Company at $6.50 per share. The Notes are unsecured and subordinate in payment to all other senior debt of the Company. The Company was in default on the interest payments due December 31, 1999 through September 30, 2000 and on certain financial covenants as well. On October 5, 2000, the Company and the noteholders filed a plan of arrangement with the Delaware Court of Chancery that proposed a conversion of $4,331,000 of Notes, together with accrued but unpaid interest calculated at a rate of 12.5%, into common stock of the Company at a price of $0.95 per share of common stock (the "Notes Conversion"). The Delaware court approved the Notes Conversion on October 6, 2000, and minor changes were made to the approval order on October 11, 2000. The conversion of the Notes (plus accrued and unpaid interest thereon) occurred on October 26, 2000. Of the $4,597,000 of principal outstanding on the Notes, $4,331,000, together with $578,970 of accrued but unpaid interest, was converted into 5,168,388 shares of newly issued common stock. Holders of the remaining $266,000 of notes waived default interest and received interest at the 10% note rate on the same day. The remaining holders retained their right to convert their notes into common stock of the Company at $6.50 per share. Value Partners held Notes with a principal balance of $4,197,000, plus accrued interest, at 12.5%, of $561,057, and received 5,008,481 shares of common stock as a result of the Notes Conversion. Because Value Partners owned approximately 27% of the Company's common stock as well as 94% of the Notes before the conversion, the conversion of Value Partners' Notes was accounted for as a capital transaction. As of the date of the Notes Conversion, Value Partners acquired a controlling interest in the Company.
                                       31

8.     Merger:

On November 30, 2000, the Company acquired Harbourton. The Company issued 7,516,160 new common shares and paid $2,115,630 in cash to Harbourton's shareholders. Harbourton was merged into the Company and the Company was the surviving entity. The Company's majority shareholder, Value Partners, was the holder of 95.7% of Harbourton's common shares and received 7,191,414 shares of stock and $2,024,220 in cash. Following the merger transaction Value Partners owned approximately 84.8% of the Company's common stock. The portion of the Harbourton net assets acquired from Value Partners, $8,859,182, was recorded at historical cost, in a manner similar to a pooling of interests accounting. The portion of the Harbourton net assets acquired from the minority shareholders was recorded at market value. The difference between the total consideration for the minority interest shares, $294,376, and the historical cost of the portion of the Harbourton net assets acquired from the holders, $400,060, has been recorded as a valuation allowance, which has been allocated to the non current portion of loans receivable and is being amortized over the weighted average life of the related loans.

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

The following table summarizes qualified stock option transactions for the years ended December 31, 2001 and 2000.

                                      Number of Options   Option Price Per Share
      --------------------------------------------------------------------------
      Outstanding, December 31, 1998         117,600            $5.00 to $7.75

      Granted                                 95,000            $4.00 to $6.54
      Forfeited or expired                  (112,000)           $4.00 to $7.75
                                           ---------            --------------
      Outstanding, December 31, 1999         100,600            $4.00 to $6.50
      Forfeited or expired                   (70,000)           $4.00 to $6.50
                                           ---------            --------------
      Outstanding, December 31, 2000          30,600            $4.00 to $6.50
      Forfeited or expired                   (30,600)           $4.00 to $6.50
                                           ---------            --------------
      Outstanding, December 31, 2001              -0-                       -0-
                                           =========            ==============

ii.   Non-Qualified Plan

The Company had reserved 150,000 shares of common stock for issuance under its non-qualified stock option plan. No further grants can be made under this plan as of February 7, 2000. Options to purchase shares of common stock are granted at a price equal to the fair value of the stock at the date of grant except in the case of options granted to directors, in which case the minimum price is the greater of $7.00 and 110% of fair value at the time of grant. The following table summarizes non-qualified stock option transactions for the year ended December 31, 2000.

                                      Number of Options   Option Price Per Share
      --------------------------------------------------------------------------

      Outstanding, December 31, 1998         102,000                     $7.00
      Granted                                 30,000                     $7.00
      Forfeited or expired                   (67,000)                    $7.00
                                           ---------            --------------
      Outstanding, December 31, 1999          65,000                     $7.00
      Forfeited or expired                   (65,000)                    $7.00
                                           ---------            --------------
      Outstanding, December 31, 2000              -0-                       -0-
                                           =========            ==============


iii.  2000 Plan

The Company reserved the lesser of 450,000 or 8% of the then issued and outstanding shares of common stock for issuance under its 2000 Plan. As of December 31, 2001 and 2000, the amount of shares reserved was 450,000.

                                      Number of Options   Option Price Per Share
      --------------------------------------------------------------------------
      Outstanding, December 31, 2000               -                         -
      Granted                                400,000                    $ 1.00
                                           ---------            --------------
      Outstanding, December 31, 2001         400,000                    $ 1.00
                                           =========            ==============
      Exercisable, December 31, 2001         200,000                     $1.00
                                           =========            ==============

iv.        Qualified and Non-Qualified Plans

The table below summarized the option activity for all three plans for the years ended December 31:

                                               2001                      2000
      --------------------------------------------------------------------------
      Outstanding at January 1                30,600                   165,600
      Granted                                400,000                         -
      Forfeited or expired                   (30,600)                 (135,000)
                                            --------                  --------
      Outstanding at December 31             400,000                    30,600
                                            ========                  ========

      Exercisable at December 31             200,000                    30,600
                                            ========                  ========

Weighted average option exercise price information (all plans) for years ended December 31:

                                               2001                      2000
      --------------------------------------------------------------------------
      Per Share Outstanding at January 1       $5.01                     $5.84
      Granted                                  $1.00                         -
      Forfeited or Expired                     $5.01                     $6.16
                                               -----                     -----
      Per Share Outstanding at December 31     $1.00                     $5.01
                                               =====                     =====
      Per Share Exercisable at December 31     $1.00                     $5.01
                                               =====                     =====

Had Harbourton elected to use the fair value method of accounting for employee stock options, net income for 2001 would have been reduced to $2,051,084 on a pro forma basis. Net income per common share would have been unchanged.

The weighted average fair value at date of grant for options granted during 2001 was $0.52. The fair value of options at date of grant was estimated using the Black-Scholes model with an expected option life of 3.0 years and the following weighted average assumptions for 2001: dividend yield - none; interest rate - 5.28%; volatility - 122.7%.


B.  Restricted Stock Plan

The Board of Directors approved the Company's 2000 Restricted Stock Plan for Non-Employee Directors on June 13, 2000. This plan reserved 175,000 shares of common stock for issuance to non-employee directors for past services. All of the shares were awarded on June 13, 2000, and vested immediately subject to the approval of the plan by the shareholders. The closing price of Harbourton's common stock as traded on the Nasdaq OTC Market on June 13, 2000 was $0.51 per share. Compensation expense of $89,250 was recorded as of the date the shares were awarded. Subsequently, on August 8, 2000, this plan was approved by the shareholders, and the shares vested.

C.  Retirement Plans

Effective April 1, 1999, the Company became a participant in a nationally managed 401(k) plan (1999 plan) for the benefit of the Company's employees. The 1999 plan provides for the deferral of up to 17% of a participant's salary in the years ending December 31, 2001 and 2000, subject to certain annual limitations, and a matching contribution of up to 3% by the Company. The Company's contributions for the years ended December 31, 2001 and 2000 were $18,890 and $7,734, respectively.

10.    Related-Party Transactions:

Value Partners earned approximately $0 and $561,057 in 2001 and 2000, respectively, in interest on convertible subordinated notes. Value Partners did not hold any convertible subordinated notes at December 31, 2001 and 2000, respectively. The Company converted Value Partners' Notes into common stock in October 2000. See Note 7. Value Partners held 95.7% of the outstanding common shares of Harbourton prior to its merger with the Company on November 30, 2000. See Note 8.


11.    Net Income Per Common Share:

 For the years ending December 31, 2001 and 2000, there is no difference between the basic and diluted earnings per share. During 2001 and 2000, respectively, there were various options to purchase 200,000 and 30,600 shares of common stock which were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

The convertible subordinated notes, which are convertible into the Company's common stock at $6.50 and $7.50 per share, were also excluded from the computation of the diluted EPS because the conversion price was greater than the market price at any given point during which they were outstanding for the two years ended December 31, 2001.


12.    Treasury Stock:

On December 31, 2000, the Company retired 781,212 shares of common stock, $.01 par value, held in treasury.

SCHEDULE  IV.


                         INDEBTEDNESS TO RELATED PARTIES
--------------------------------------------------------------------------------------------------------------------------
                                            Balance at                             Amounts               Balance at
                                            Beginning of                           Paid or                  End of
Name of Creditor                            Period                  Additions      Converted                Period
------------------------------------------- -------------------- ----------------- ------------------ --------------------

Year Ended December  31, 2001:
------------------------------

All directors and officers as a group          $ 100,000            $    -         $ 100,000               $    -
  Value Partners                                       -                 -                 -                    -
                                            ------------         ---------         ---------          -----------       -
Total                                          $ 100,000                 -                 -                    -
                                            ============         =========         =========          ===========

Year Ended December 31, 2000:
-----------------------------

All directors and officers as a group        $   102,000            $    -         $   2,000            $ 100,000
  Value Partners                               4,996,772                 -         4,996,772                    -
                                            ------------         ---------         ---------          -----------       -
Total                                        $ 5,098,772                 -        $4,998,772             $100,000
                                            ============         =========         =========          ===========

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOURTON FINANCIAL CORPORATION


By: /s/  J. Kenneth McLendon
    ------------------------
    J. Kenneth McLendon
    President and Chief Executive Officer
    Date :  March 28 , 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ J. Kenneth McLendon
     -----------------------
     J. Kenneth McLendon
     President, Chief Executive Officer, Director
     Date:  March 28, 2002

     /s/ Paula M. Morgan
     -----------------------
     Paula M. Morgan
     Secretary/Treasurer, Chief Financial Officer
     Date:  March 28, 2002

     /s/ David W. Campbell
     -----------------------
     David W. Campbell
     Chairman, Director
     Date:  March 28, 2002

     /s/ Timothy G. Ewing
     -----------------------
     Timothy G. Ewing
     Director
     Date:  March 28, 2002

     /s/ William H. Savage
     -----------------------
     William H. Savage
     Director
     Date:  March 28, 2002

     /s/ Geoffrey B. Baker
     -----------------------
     Geoffrey B. Baker
     Director
     Date:  March 28, 2002