Form 10QSB
period 2002-03-31
HARBOURTON FINANCIAL CORP
filed 2002-05-15
CIK 852220

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                         Commission File Number 0-17832

                        Harbourton Financial Corporation
                        --------------------------------
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

The number of shares outstanding of the issuer's common stock, $.01 par value, as of May 7, 2002, was 15,184,164.

Transitional Small Business Disclosure Format

(check
one): Yes         No   X
          ----        ----



                        Harbourton Financial Corporation
                                   Form 10-QSB
                                      Index


     Part I                                                                                      Page Number
-------------------------------------------------------------------------------------------------------------------
     Item 1.  Financial Statements
        Consolidated Balance Sheets.......................................................................1
        Consolidated Statements of Operations (unaudited).................................................2
        Consolidated Statements of Comprehensive Income (unaudited).......................................3
        Consolidated Statements of Shareholders' Equity (unaudited).......................................4
        Consolidated Statements of Cash Flows (unaudited).................................................5
        Notes to Consolidated Financial Statements........................................................6

       Item 2.  Management's Discussion and Analysis or Plan of Operation.................................9

     Part II.............................................................................................15
       Item 1.  Legal Proceedings........................................................................15
       Item 2.  Changes in Securities and Use of Proceeds................................................15
       Item 3.  Defaults Upon Senior Securities..........................................................15
       Item 4.  Submission of Matters to a Vote of Security Holders......................................15
       Item 5.  Other Information........................................................................15
       Item 6.  Exhibits and Reports on Form 8-K.........................................................15

     Signatures..........................................................................................16



                                      Harbourton Financial Corporation and Subsidiaries
                                                 Consolidated Balance Sheets


                                                                                March 31,  2002        December 31, 2001
                                                                                ---------------        -----------------
                                                                                   Unaudited
  Assets
   Cash and cash equivalents                                                          $ 833,973              $ 1,199,925
   Loans receivable, net                                                             14,459,959               13,426,318
   Loans held for sale, net                                                           2,248,323                        -
   Purchased receivables, net                                                         1,518,454                1,518,454
   Securities available for sale                                                              -                       16
   Deferred income taxes, net                                                         3,220,760                3,151,157
   Furniture, fixtures and equipment, net                                               177,077                  191,276
   Other assets                                                                         259,569                  167,724
                                                                                    -----------              -----------
  Total assets                                                                      $22,718,115              $19,654,870
                                                                                    ============             ===========

  Liabilities and shareholders' equity
  Liabilities
    Notes payable                                                                   $ 4,912,987               $1,725,000
    Convertible subordinated notes                                                      266,000                  266,000
    Accounts payable and accrued expenses                                               177,420                  448,236
    Income taxes payable                                                                (28,692)                   5,622
                                                                                    ============              ==========
   Total liabilities                                                                  5,327,715                2,444,858

   Shareholders' equity:

    Common stock, $.01 par value, authorized 20,000,000
     shares; 15,184,164 issued and outstanding                                          151,841                  151,841
    Additional paid-in-capital                                                       24,612,674               24,612,674
    Accumulated deficit                                                              (7,374,115)              (7,550,519)
    Accumulated other comprehensive income: unrealized
    (loss) gain on  investment securities                                                     -                   (3,984)
                                                                                     -----------              -----------
   Total shareholders' equity                                                        17,390,400               17,210,012
                                                                                     -----------              -----------

 Total liabilities and shareholders' equity                                         $22,718,115               $19,654,870
                                                                                    ===========               ===========


                                         See Notes to Consolidated Financial Statements



                            Harbourton Financial Corporation and Subsidiaries
                            Consolidated Statements of Operations (unaudited)

                                                     Three Months Ended, March 31,

                                                       2002               2001
                                                  ---------------- --------------------

Revenue
Interest, discounts and loan fees                       $568,565             $ 516,401
Interest expense                                        (52,986)              (37,283)
                                                        --------              --------
     Net interest income before provision                515,579               479,118
Provision for loss                                      (11,700)                     -
                                                        --------              --------
     Net interest income                                 503,879               479,118

Fees and other income                                    283,905               377,696
Profit participations                                     35,131                28,422
Gain on sale of loans                                    106,631                     -
Other income                                               1,023                 6,565
                                                         -------               -------

     Total net revenues                                  930,569               891,801
                                                         -------               -------
Expenses
Compensation                                              609,625              292,580
General and administrative                                168,034               87,605
Professional fees                                          58,601                (159)
Depreciation                                               21,822              10,098
                                                           ------              ------

     Total expenses                                       858,082              390,124

Income before income tax                                   72,487              501,677

Income tax benefit                                      (103,918)             (30,741)
                                                        ---------  -          --------

Net income                                              $176,405              $532,418
                                                        =========             ========

Income per common share                                      $.01                 $.04
                                                             ====                 ====

 Weighted average shares outstanding                  15,184,164            15,184,164
                                                      ===========           ==========


       See Notes to Consolidated Financial Statements


                     Harbourton Corporation and Subsidiaries
              Consolidated Statements of Comprehensive Income (unaudited)

                                                  Three Months Ended March 31,
                                                   2002                 2001
--------------------------------------------------------------------------------
Net income                                        $176,405             $532,418
Other comprehensive income:
Unrealized  loss on securities
 available for sale                                (3,984)              (36,000)
                                                 --------              --------
Comprehensive income                             $172,421             $ 496,418
                                                 ========             =========

                 See Notes to Consolidated Financial Statements



                                      Harbourton Financial Corporation and Subsidiaries
                                      Consolidated Statements of Shareholders' Equity


                                                                                   Retained           Accumulated
                                                 Additional                        Earnings             Other
                                      Common      Paid-in-          Treasury      (Accumulated       Comprehensive
                                      Stock       Capital             Stock         Deficit)            Income           Total
---------------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 2000            $151,841    $24,612,674         $     -      ($9,704,847)          $ 56,000      $15,115,668
Unrealized loss on investment
 securities                                                                                              (59,984)         (59,984)
                                            -              -               -                 -
Net income                                                                           2,154,328                 -        2,154,328
                                  -----------    -----------         -------      ------------          ---------     -----------
                                            -              -               -
Balance- December  31, 2001           151,841     24,612,674                       (7,550,519)           (3,984)       17,210,012
                                                                           -
Unrealized loss on investment
securities  (unaudited)                                                                                    3,984            3,984
                                            -              -               -                 -
Net Income
 (unaudited)                                -              -               -           176,404                  -        176,404
                                  -----------    -----------         -------      ------------          ---------     -----------
  Balance - March 31, 2002
 (unaudited)                        $151,841    $24,612,674         $     -       $(7,374,115)            $    -      $17,390,400
                                    =========   ============        ========      ============            ======      ===========


                                See Notes to Consolidated Financial Statements


                                       Harbourton Financial Corporation and Subsidiaries
                                       Consolidated Statements of Cash Flows (unaudited)


                                                                                               Three months ended
                                                                                    March 31, 2002             March 31, 2001

Cash flows from operating activities:
            Net earnings                                                                $176,405                   $ 532,418
            Adjustments to reconcile net earnings
              to net cash provided by (used in) operating activities:
              Depreciation                                                                21,822                      10,098
              Amortization of valuation allowance                                        (7,549)                    (22,647)
              Loans originated for sale                                              (2,248,323)                           -
              Increase in warehouse line of credit                                     2,212,987                           -
              Changes in operating assets and liabilities:
                Deferred income taxes                                                   (69,603)                    (30,741)
                Net change in other assets and Liabilities                             (392,976)                   (470,419)
                                                                                       ---------                   ---------
Net cash provided by (used  in) operating activities                                   (307,237)                      18,710
                                                                                       ---------                   ---------
Cash flows from investing activities:
            (Increase, decrease in) collection of receivables, net                   (1,027,892)                     793,926
            Recoveries of charged off assets, net                                          1,800                           -
            Purchase of furniture, fixtures and equipment                                (7,622)                      (4,928)
                                                                                       ---------                   ---------
Net cash (used in) provided by investing activities                                  (1,033,714)                     789,034
                                                                                       ---------                   ---------
Cash flows from financing activities:
            Principal borrowings (payments) on notes payable, net                        975,000                   (630,000)

Net cash provided by (used in) financing activities                                      975,000                   (630,000)
                                                                                       ---------                   ---------
Net increase (decrease) in cash                                                        (365,951)                     177,743
Cash, beginning of period                                                              1,199,924                     447,184
                                                                                       ---------                   ---------
Cash, end of period                                                                    $ 833,973                    $624,927
                                                                                       =========                    ========

Supplemental disclosure of cash flow information:
            Cash paid for interest                                                       $33,457                     $51,046
                                                                                       =========                     =======

            Unrealized (loss) gain on securities available for sale
                                                                                       $ (4,000)                   ($36,000)
                                                                                       =========                   =========



                 See Notes to Consolidated Financial Statements

Harbourton Financial Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1. General. The consolidated financial statements of Harbourton Financial Corporation (f/k/a Allstate Financial Corporation, prior to its name change on May 1, 2001) and subsidiaries (the "Company") included herein are unaudited for the periods ended March 31, 2002 and 2001; however, they reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the results for the periods presented. The December 31, 2001 balance sheet has been extracted from audited financial information. Harbourton Mortgage Investment Corporation ("HMIC") began mortgage operations on January 2, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Harbourton Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

     Receivables.



     Loan Receivables
      At March 31, 2002 and December 31, 2001, loans receivable, net, comprises the following:
     -------------------------------------------------- ---------------------------- ---------------------------
                                                                    March 31, 2002           December 31, 2001
     -------------------------------------------------- ---------------------------- ---------------------------
     Loans receivable - gross                                          $46,160,655                 $51,824,734
     Portion sold to participants                                     (29,724,715)                (36,577,307)
     Deferred interest and fees                                        (1,358,597)                 (1,192,984)
     Amount allocated from purchase of minority
     interest                                                                    -                     (7,549)
     Allowance for  credit losses                                        (617,384)                   (620,576)
                                                                         ---------                   ---------
     Loans receivable, net                                            $ 14,459,959                 $13,426,318
                                                                      ============                 ===========

       At March 31, 2002 and December 31, 2001, loans held for sale, net, is as follows:

     -------------------------------------------------- ---------------------------- ---------------------------
                                                                    March 31, 2002           December 31, 2001
     -------------------------------------------------- ---------------------------- ---------------------------
     Loans held for sale- gross                                         $2,260,023                           $
                                                                                                             -
     Allowance for credit losses                                          (11,700)                           -
                                                                        ----------                     -------


     Loans held for sale - net                                         $ 2,248,323                     $     -
                                                                       ===========                     =======


     Loans held for sale, carried at the lower of cost or market, represent loans originated by HMIC that are in the process of being sold to investors in the secondary mortgage market.


     Purchased Receivables:

       At March 31, 2002 and December 31, 2001, purchased receivables, net, is as follows:
     --------------------------------------------------- --------------------------- ---------------------------
                                                                    March 31, 2002           December 31, 2001
     --------------------------------------------------- --------------------------- ---------------------------

     Life insurance policies                                            $2,814,868                  $2,814,868
     Valuation allowance                                                (1,336,560)                 (1,336,560)
                                                                       -----------                 -----------

     Life insurance policies, net                                       1,478,308                   1,478,308
                                                                        ----------                  ---------

     Litigation claims, net of unearned discount                           40,146                      40,146
     Allowance for credit losses                                                -                           -
                                                                        ---------                   ---------
     Litigation claims, net                                                40,146                      40,146
                                                                        ---------                   ---------
     Total purchased receivables,  net                                 $1,518,454                  $1,518,454
                                                                       ===========                 ===========



     Loan Loss Provision:

     Activity in the allowance for losses for the three months ended March 31, 2002 was as follows:

                    ---------------------------------------------------------------------------------
                                                                              Three Months Ended
                                                                                March 31, 2002
                    ---------------------------------------------------------------------------------
                    Beginning Balance                                                  $620,576
                    Provision for losses                                                 11,700
                    Charge-offs                                                         (4,991)
                    Recoveries of amounts previously charged-off                          1,800
                                                                                       --------
                    Ending Balance                                                     $629,083
                                                                                       ========

     Impaired Loans:

     When any receivable becomes doubtful as to collection of interest or discount income, the account is placed on non-performing status and is considered by management to be impaired. Impaired loans are measured based on the present value of expected future cash flows discounted at a rate determined by management, or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Information regarding impaired loans at March 31, 2002 and December 31, 2001 is as follows:

                                                                        March 31, 2002        December 31, 2001


     Number of impaired loans                                                        1                        1

     Total  recorded  investment in impaired  loans,  net of
     deferred income                                                        $2,080,019               $2,194,723
     Recorded investment in impaired loans
     For which there is a related allowance                                 $2,080,019               $2,194,723
     Related allowance for impaired loans                                     $617,383                 $620,576


Credit Concentrations.

For the three months ended March 31, 2002, the total revenue from the largest borrower, which accounted for 10% or more of the Company's total revenues was 27.8% of the Company's total revenues, compared to revenues from two clients, each accounting for over 10% of the Company's total revenue, representing 40.6% of the total in the same period in 2001. At March 31, 2002, three borrowers whose balances were more than 10% of the Company's outstanding loan balances, net of deferred income and participations sold, accounted for 36.8% of the Company's total receivables, while at December 31, 2001 four such borrowers accounted for 47.7%.


Stock Options.

The Company maintains one stock option plan, the 2000 Stock Option Plan ("2000 Plan"), under which either qualified or non-qualified options may be issued. The Company continues to account for stock options under APB 25 and provides the additional disclosures as required by SFAS No. 123.

As of March 31, 2002, the Company reserved 450,000 shares of the then issued and outstanding shares of common stock for issuance under its 2000 Plan. At the Company's annual stockholders' meeting held on May 7, 2002, the stockholders approved an increase in the number of stock options available under the 2000 Pan to 1,200,000 shares.

During the three months ended March 31, 2002, a total of 45,000 non-qualified stock options were issued to three non-employee directors under the 2000 Stock Option Plan. The options were granted with a strike price equal to $1.13, which equated to the book value of the Company on December 31, 2001, this amount exceeded the market value of the common shares through out the three month period ending March 31, 2002. The strike price for these options increases by 5% per annum, beginning March 31, 2002, with a seven-year term (expiring March 31, 2009), and all options vest immediately. On May 2, 2001, senior executives of the Company were granted 400,000 stock options. The exercise price of these options was $1.00 per share through December 31, 2001 and thereafter increasing by 5% per annum. The options vest by December 31, 2003 and expire on December 31, 2008. Because the exercise price of all options outstanding during the period exceeded the market value of the underlying stock on every day during the period, no compensation cost has been recognized under the provisions of APB 25 for the 2000 Plan for the three months ended March 31, 2002.

The table below summarizes the option activity for the 2000 Plan for the three months ended March 31, 2002:

    ----------------------------------------------------------------------------
                                                           Weighted Option Price
                                        Number of Options        Per Share
    ----------------------------------------------------------------------------

    Outstanding at January 1, 2002          400,000                 $1.00


    Granted                                  45,000                 $1.13
    ----------------------------------

    Outstanding at March 31, 2002           445,000                 $1.01
                                            -------


    Exercisable at March 31, 2002           245,000                 $1.02
                                            =======                 =====
    ==================================

Income taxes.

The Company determined that a portion of the valuation allowance for the deferred tax asset was not required because of projected future profitability and recorded appropriate reductions to the allowance in the three-month period ended March 31, 2002.

Activity in the net deferred income taxes account for the three months ended March 31, 2002 was as follows:

      --------------------------------------------------------------------
                                                   Three months ended
                                                     March 31, 2002
      --------------------------------------------------------------------

      Beginning balance                                $3,151,157
      Reduction in valuation allowance                    (69,603)
                                                       ----------
      Ending Balance                                   $3,220,760
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

General Description. Harbourton Financial Corporation, f/k/a Allstate Financial Corporation, was formed in 1982 as a Virginia corporation. On August 28, 2000, we changed our state of incorporation to Delaware and, on November 30, 2000, acquired Harbourton Financial Corp. ("Old Harbourton") by merger. On May 1, 2001, the name of the company was changed to Harbourton Financial Corporation to better reflect our business plan, which is to provide financing to the residential building and development community, through products that were previously offered by Old Harbourton. On October 5, 2001, Harbourton Mortgage Investment Corporation ("HMIC") was incorporated as a wholly owned subsidiary to purchase and originate both conforming and non-conforming mortgage loans and to subsequently sell these loans to investors in the secondary mortgage market. HMIC began mortgage operations on January 2, 2002 and is expected to operate nationwide.

HMIC acts as a loan broker and sells all of its production in the secondary market. All loans are sold on a servicing released basis and thus, all gains on sale of loans are represented by cash proceeds from the sales. Gains on sales of mortgage loans are recognized on the date of sale based on the difference between the selling price of the loans and the carrying value of the loans sold. Related loan fees and direct costs associated with the origination of loans are deferred and income is recognized at the time the loans are sold.

Liquidity and Capital Resources. Our requirement for capital is a function of the level of our generation of and investment in receivables. We fund our investment in receivables through loan participations, shareholders' equity, bank lines of credit, convertible subordinated notes, and internally generated funds. HMIC funds its mortgage banking operations through a line of credit and from additional equity contributed by Harbouton. Harbourton will provide additional equity until HMIC has established stabilized profitable operations.

The Company sells participation interests in its loans in a structure designed to provide credit enhancement to participants as well as incentives for the Company to efficiently service and administer loans. The Company retains an interest in each loan, with repayment on a pro rata basis with the participant. Since the interest retained by the Company may become subordinate to that of the participant under certain circumstances of default, the Company assumes the risk of potential credit losses up to a maximum amount of the Company's retained interest in the loan. Each transaction is treated as an individual loan with no cross collateralization and no blanket subordination. Loan to value to the participant will range from 50% to 70% after giving consideration to the Company's subordinated interest. This structure provides the participant with an investment with reduced risk, and without the cost of origination and servicing. All loans and subsequent participations are structured to meet the requirements of applicable law and regulatory guidelines. The Company currently has participations with four sources including banks and a major non-bank financial services company. The Company may seek to establish relationships with new participants or increase the level of existing agreements.

On March 21, 2002, our bank approved an increase in Harbourton's secured line of credit from $3.0 million to $4.5 million, and an extension of the maturity to December 31, 2002. On March 31, 2002, there was $1.8 million available to the Company under the line.

HMIC has a $12.0 million line of credit available to originate mortgage loans, which is secured by the loans closed under the line, by the assets of HMIC and a loan guaranty by Harbourton. When HMIC purchases or originates a new loan, approximately 94% to 97% of the loan amount is funded through the line of credit and the remainder from internal funds. When the loan is sold, the lender for the line of credit is repaid and HMIC receives the residual cash flow. On March 31, 2002, there was $2.2 million outstanding under the line.

Financial condition at March 31, 2002 and December 31, 2001.
The financial results for HMIC, which started mortgage operations on January 2, 2002, are included in the consolidated results for the quarter ended March 31, 2002. Total consolidated assets were $22.7 million at March 31, 2002 compared to $19.7 million at December 31, 2001. Our total loans receivable, before the sale of participations ("Managed Loan Portfolio"), was $44.8 million at March 31, 2002 and $50.6 million at December 31, 2001. Participations sold as of those same dates were $29.7 million and $36.6 million. The decline in the Managed Loan Portfolio resulted from the significant reduction in the loans outstanding for one of Harbourton's loan accounts. Purchased receivables remained unchanged at $1.5 million. Loans held for sale, representing loans originated and purchased by HMIC during the period and not yet sold, were $2.25 million at March 31, 2002. The net balance of our deferred tax asset increased by $70 thousand as a result of the change in the valuation allowance applied to the asset. Securities held for resale (consisting of stock accepted in partial settlement of a loan) were written off during the first quarter of 2002. Other assets increased to $260 thousand from $168 thousand.

The cash flows from our operations during the three months ended March 31, 2002, along with an increase in notes payable of $3.2 million, were used to fund the increase in our net receivables of $3.3 million, principally represented by the increase in loans held for sale by HMIC. Harbourton also reduced accounts payable and accrued expenses, primarily through the payment of bonus compensation for the year ended December 31, 2001.

The following table indicates the composition of our portfolio, net of deferred income and participations sold (gross of the allowance for losses), by loans receivable and purchased receivables, as of March 31, 2002 and December 31, 2001 (dollars in thousands and as a percentage of the total loan and receivables portfolio).



                  Composition of Loan and Receivables Portfolio
----------------------------------------------------------------------------------------------------------------
                                                              March 31, 2002                  December 31, 2001
                                                           Amount   Per cent of             Amount   Per cent of
                                                                       total                            total
                                                                     portfolio                        portfolio
----------------------------------------------------------------------------------------------------------------


Loans                                                     $15,077         80.0%            $14,054           90.3%
Loans held for sale                                         2,260        12.0                    -             -
Purchased receivables                                       1,518         8.0                1,518           9.7
                                                          -------      ------              -------        ------
Total loan and receivables portfolio                      $18,855      100.0%              $15,572        100.0%
                                                          =======      ======              =======        ======



     The following table indicates the composition of our retained loan portfolio, net of deferred income and participations sold (gross of the allowance for loan losses), by loan product, as of March 31, 2002 and December 31, 2001 (dollars in thousands and as a percentage of the loans receivable).



                              Loans Receivable, Net of Deferred Income, by Loan Product
--------------------------------------------------------------------------------------------------------------------
                                                           March 31, 2002                 December 31, 2001
                                                                     Percent of                       Percent of
                                                           Amount      total                Amount      total
--------------------------------------------------------------------------------------------------------------------

Mezzanine                                                  $7,962           45.9%           $6,778           48.2%
Acquisition, development and construction                   6,468           37.3             6,583           46.9
Loans held for sale                                         2,260           13.1                 -            0.0
Asset-based                                                   539            3.1               583            4.1
Other                                                         108            0.6               110            0.8
                                                         --------           ----           -------          ------
Total loans receivable (1)                                $17,337           100.0%         $14,054           100.0%
                                                         ========          ======         ========          ======

At March 31, 2002, our allowance for losses on loans receivable was $629 thousand, compared to $621 thousand at December 31, 2001 and $553 thousand at March 31, 2001. At March 31, 2002, one mezzanine loan with a balance (net of deferred income) of $2.1 million was non-performing.

(1) Excludes purchased receivables of $1.5 million.

During the quarter ended March 31, 2002, HMIC purchased $4,664,362 of mortgage loans and sold $2,402,000 in the secondary market as follows:

    Originations and purchases of mortgage loans
    -----------------------------------------------------------------------
                                                Three Months ended
                                                  March 31, 2002

     State                                     Amount            Per Cent
    --------------------------------------------------------------------------

    California                              $  3,642,600        78.1%

    Florida                                      926,562        19.9
    Arizona                                       95,200         2.0
                                             -----------      -------
                                            $  4,664,362       100.0%

     Loan type
    --------------------------------------------------------------------------

    First trust                             $  4,465,262        95.7%
    Second trust                                 199,100         4.3
                                             -----------      -------
                                            $  4,664,362       100.0%


    Three months ended March 31, 2002 vs. three months ended March 31, 2001.



The following table indicates the components of revenue for the three-month periods ended March 31, 2002 and 2001, (dollars in thousands and as a percentage of total revenues).

----------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended March 31,
Dollars in thousands                         2002                        2001                       Change
----------------------------------------------------------------------------------------------------------------------

                                        Amount       Percent        Amount       Percent          Amount     Percent
----------------------------------------------------------------------------------------------------------------------
Interest,   discounts,  and  loan         $569        61.1%          $ 516        57.9%             $ 52       10.1%
fees
Interest expense                           (53)       (5.7)            (37)       (4.2)              (16)      42.1
                                         ------      ------          ------      ------             -----     ------
Net   interest    income   before          516        55.4             479        53.7                36        7.6
provision

Provision for loss (recovery)              (12)       (1.3)              -          -                (12)       100
                                         ------      ------          ------      ------             -----     ------
Net interest income                        504        54.1%            479        53.7%               25        5.7%

Fees and other income                      284        30.5             378        42.4               (94)     (24.8)
Profit participations                       35         3.8              28         3.2                 7         24
Gain on sale of loans                      107        11.5               -           -               107        100
Other income                                 1          .1               7          .7                (6)     (84.4)
                                         ------      ------          ------      ------             -----     ------
Total net revenues                       $ 931       100.0%          $ 892       100.0%            $  39      100.0%
                                         ======      ======          ======      ======             =====     ======



During the quarter ended March 31, 2002, the consolidated results were significantly impacted by inclusion of HMIC's revenues and expenses for the first time. HMIC began operations on January 2, 2002 as a start-up mortgage banking operation, and incurred operating expenses necessary to establish the personnel and operations to support future growth in the volume of originations and purchases of mortgage loans.

For the three months ended March 31, 2002, net income declined to $176 thousand from $532 thousand, a drop of $356 thousand or 66.7%, for the comparable quarter for 2001. The majority of the decline is attributable to the start up operation of HMIC, which incurred a consolidated loss after tax of approximately $287 thousand. The remainder of the decline was associated with reduced loan fees for the Company. Net interest income increased by $36,000 or 7.6% during the quarter ended March 31, 2002, representing a higher volume of loans outstanding during the period; however, the Company was significantly impacted by the lower levels of interest rates in the market. Since the majority of the Company's loan receivables is adjustable and floats at a premium to the prime rate, the overall yields to the Company declined in the period ended March 31, 2002. The majority of the Company's funds for investment are provided in the form of equity, which results in the Company being negatively impacted when the market levels of interest rates decline. During the period, HMIC recognized $107 thousand of gain on sale of loans related to the sale of $2.4 million in loans to three secondary market investors. Gain on sales of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price of the loan and the carrying value of the loan. Nonrefundable fees and other direct costs are deferred at the time of loan origination or purchase and recognized at settlement of the loan sale. HMIC sells all loans servicing released and does not service any loans once the loan has been sold.

Total revenues increased to $931 thousand during the three months ended March 31, 2002, compared to $892 thousand during the comparable period, an increase of $39 thousand or 4.3%. Included in this amount was revenues from HMIC of $150 thousand during the period.



The following table shows our expenses for the three month periods ended March
31, 2002 and March 31, 2001.
-----------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended March 31,
Dollars in thousands                         2002                        2001                        Change
-----------------------------------------------------------------------------------------------------------------------
                                      Amount     Percent of        Amount       Percent of       Amount    Percent of
                                                      total                  total revenue                      total
                                                    revenue                                                   revenue
-----------------------------------------------------------------------------------------------------------------------
Compensation and  benefits              $610          65.5%           $292            32.8%          $317       108.4%
General and administrative               168          18.1              88             9.8             80        91.8
Professional fees                         59           6.3               -               -             59       100.0
Depreciation                              22           2.3              10             1.1             12       116.1

Total expenses                           858          92.2             390            43.7            468       120.0

Income before income
         tax  (benefit)                   72           7.8             502            56.3           (430)      (85.7)
Income tax ( benefit)                   (104)         11.2             (31)            3.4             74       238.8
                                       -----         -----           -----           -----         ------      -------
Net income                             $ 176          19.0%          $ 532            59.7%         $(356)       66.7%
                                       =====         =====           =====           =====         ======      =======




Total expenses increased by $468 thousand or 120.0% for the three months ended March 31, 2002 as compared to the like period in 2001. This increase was directly attributable to the $471 thousand of additional start up operating expenses incurred by HMIC during the reporting period. HMIC was projected to report operating losses in the early phase of its start-up because of the necessity to retain the essential personnel and system support to provide the platform to successfully originate and purchase an increasing volume of mortgage loans. HMIC continues to apply for and obtain licenses to operate in a number of states. At March 31, 2002, HMIC was authorized to do business in 9 states.

Compensation and fringe benefits increased to $610 thousand from $292 thousand, representing an increase of $317 thousand or 108.4% during the period ended March 31, 2002 as compared to the like period in 2001, accounting for the largest component of the operating expense increase. HMIC compensation expense for the period was approximately $341 thousand. Compensation expense without the inclusion of HMIC, declined by $24 thousand, resulting from a decrease in the number of employees for Harbourton. At March 31, 2002, the Company had approximately 31 full time equivalent employees, with 7 at the Company level and 24 at HMIC. Management anticipates additional account executives will be added in future periods to HMIC to solicit new mortgage loan production.

General and administrative fees increased to $168 thousand from $88 thousand, representing an increase of $80 thousand or 91.8% for the three months ended March 31, 2002 as compared to the like period in 2001. The amount attributable to HMIC for the 2002 period was $116 thousand, principally related to occupancy expense, and operating expenses for telephone, stationery, licensing and equipment. HMIC has two offices, including a main executive office and a support and origination branch location in California.

Professional fees increased by $59 thousand, principally as a result of HMIC professional fee expense of $41 thousand during the quarter ended March 31, 2002.

The income tax benefit increased to $104 thousand for the three months ended March 31, 2002 as compared to $31 thousand in the like period of 2001. Based on the Company's projected profitability, we determined that a portion of the valuation allowance for the deferred tax asset was not required and recorded a $70 thousand reduction to the allowance at March 31, 2002. HMIC is subject to California state income taxes, for which the Company does not have a loss carryforward. For the three months ended March 31, 2002, HMIC recorded a state income tax benefit of $35 thousand predicated on management's expectations that HMIC will achieve profitability prior to the end of the year.

During the period ending March 31, 2002, a nominal provision of $11.7 thousand for potential losses associated with the credit risk of loans purchased and originated by HMIC was recorded. The Company excluding HMIC, did not record a provision in the periods ended March 31, 2002 and 2001. During the three months ended March 31, 2002, miscellaneous other receivables of $5.0 thousand were charged off and $1.8 thousand of prior period losses were recovered.

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


Date:    May 15, 2002

         /s/ J. Kenneth McLendon
         J. Kenneth McLendon
         President and Chief Executive Officer


Date:  May 15, 2002


         /s/  Paula M. Morgan
         Paula M. Morgan
         Senior Vice President and Chief Financial Officer