Form 10QSB
period 2002-06-30
HARBOURTON FINANCIAL CORP
filed 2002-08-14
CIK 852220

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

           Yes X         No
              ----         -----

The number of shares outstanding of the issuer's common stock, $.01 par value, as of August , 2002, was 15,184,164

Transitional Small Business Disclosure Format

           Yes           No  X
              ----         -----

                        Harbourton Financial Corporation
                                   Form 10-QSB
                                      Index


--------------------------------------------------------------------------------
       Part I                                                              Page
       Item 1.  Financial Statements                                      Number
--------------------------------------------------------------------------------
     Consolidated Balance Sheets.............................................1
     Consolidated Statements of Operations (unaudited).......................2
     Consolidated Statements of Comprehensive Income (unaudited).............3
     Consolidated Statements of Shareholders' Equity.........................4
     Consolidated Statements of Cash Flows (unaudited).......................5
     Notes to Consolidated Financial Statements..............................6
     Item 2.  Management's Discussion and Analysis...........................9
     Part II................................................................17
     Item 1.  Legal Proceedings.............................................17
     Item 2.  Changes in Securities and Use of Proceeds.....................17
     Item 3.  Defaults Upon Senior Securities...............................17
     Item 4.  Submission of Matters to a Vote of Security Holders...........17
     Item 5.  Other Information.............................................17
     Item 6.  Exhibits and Reports on Form 8-K..............................17
     Signatures.............................................................18
     Certification..........................................................19

--------------------------------------------------------------------------------


                Harbourton Financial Corporation and Subsidiaries

                           Consolidated Balance Sheets

  ---------------------------------------------------------------------------------------------------------------------
                                                                              June 30, 2002        December 31, 2001
                                                                                Unaudited
  ---------------------------------------------------------------------------------------------------------------------
  Assets
   Cash and cash equivalents                                                        $ 1,724,308            $ 1,199,925
   Loans receivable, net                                                             19,255,594             13,426,318
   Purchased receivables, net                                                         1,594,359              1,518,454
   Investment in real estate, net                                                     7,650,873                      -
   Securities available for sale                                                              -                     16
   Deferred income taxes, net                                                         3,248,293              3,151,157
   HMIC deferred state income tax                                                        75,017                      -
   Furniture, fixtures and equipment, net                                               205,439                191,276
   Other assets                                                                         335,572                167,724
                                                                                     ----------            -----------
  Total assets                                                                      $34,089,455            $19,654,870
                                                                                    ===========            ===========
  Liabilities and shareholders' equity
  Liabilities
    Notes payable                                                                  $ 15,742,155             $1,725,000
    Convertible subordinated notes                                                      266,000                266,000
    Accounts payable and accrued expenses                                               296,327                448,236
    Income taxes payable                                                                      -                  5,622
                                                                                  -------------             ----------
   Total liabilities                                                                 16,304,482              2,444,858
                                                                                  -------------             ----------
   Shareholders' equity:
      Preferred stock, no par value, authorized 2,000,000
       shares, no shares issued or outstanding                                                -                      -
   Common stock, $.01 par value, authorized 20,000,000
       shares;                                                                          151,841                151,841
       15,184,164 issued and outstanding
    Additional paid-in-capital                                                       24,612,674             24,612,674
    Accumulated deficit                                                              (6,979,542)            (7,550,519)
    Accumulated other comprehensive income (loss): unrealized
    loss on  investment securities                                                        -                     (3,984)
                                                                                  -------------            -----------


   Total shareholders' equity                                                        17,784,973             17,210,012
                                                                                  -------------            -----------

  Total liabilities and shareholders' equity                                        $34,089,455            $19,654,870
                                                                                  =============            ===========

                 See Notes to Consolidated Financial Statements





                Harbourton Financial Corporation and Subsidiaries

                Consolidated Statements of Operations (unaudited)
    --------------------------------------------------------------------------------------------------------------------
                                                              Three Months                       Six Months
                                                             Ending June 30,                    Ending June 30,

                                                           2002             2001             2002             2001
    --------------------------------------------------------------------------------------------------------------------
    Revenue
    -------
    Interest, discounts and loan fees                       $770,598          $566,408       $1,339,163     $ 1,082,809
    Interest expense                                        (112,964)          (15,390)        (165,951)        (52,673)
                                                           ----------        ----------      -----------    ------------
         Net interest income before provision                657,634           551,018        1,173,212       1,030,136
    Provision for loss                                      (35,500)              -             (47,200)           -
                                                           ----------        ----------      -----------    ------------
         Net interest income                                 622,134           551,018        1,126,012       1,030,136

    Fees and other income                                    460,547           264,186          744,452         641,882
    Profit participations                                     63,564            68,756           98,695          97,178
    Gain on sale of loans                                    257,253                 -          363,884               -
    Other income                                               4,823           243,185            5,846         249,750
                                                           ----------        ----------      -----------    ------------

         Total net revenues                                1,408,321         1,127,145        2,338,889       2,018,946
                                                           ----------        ----------      -----------    ------------

    Expenses
    Compensation                                              696,544          313,548        1,306,169         606,128
    General and administrative                                287,864           90,568          455,897         178,173
    Professional fees                                          79,573          109,458          138,174         109,299
    Depreciation                                               23,625            9,942           45,446          20,040
                                                           ----------        ----------      -----------    ------------
         Total expenses                                     1,087,606          523,516        1,945,686         913,640

    Income before income tax                                  320,715          603,629          393,203       1,105,306

    Income tax benefit                                         73,857           32,743          177,774          63,484
                                                           ----------        ----------      -----------    ------------

    Net income                                              $ 394,572         $636,372        $ 570,977       1,168,790
                                                           ==========        ==========      ===========    ============
    ------------------------------------------------
    Income per common share                                    $.03             $.04             $.04            $.08
                                                               ====             ====             ====            ====

     Weighted average shares outstanding                   15,184,164        15,184,164      15,184,164      15,184,164
                                                           ==========        ==========      ===========    ============




                 See Notes to Consolidated Financial Statements
------------------------------------------------------------------------------------------------------------------------


                     Harbourton Corporation and Subsidiaries
           Consolidated Statements of Comprehensive Income (unaudited)

  --------------------------------------------------------------------------------------------------------------------
                                                       Three Months                           Six Months
                                                     Ending June 30,                       Ending June 30,

                                                  2002              2001               2002               2001
  -------------------------------------------------------------------------------------------------------------------

  Net income                                        $394,572         $636,372             $570,977        $1,168,789
  Other comprehensive income:
  Unrealized loss on securities
  available for sale                                 (3,984)         (23,133)              (4,000)          (59,133)
                                                    --------         --------             --------        ----------
  Comprehensive income                              $390,588         $613,239             $566,977        $1,109,656
                                                    ========         ========             ========        ==========



                 See Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------------------------------------------




                Harbourton Financial Corporation and Subsidiaries

                 Consolidated Statements of Shareholders' Equity



-----------------------------------------------------------------------------------------------------------------------
                                                                       Retained         Accumulated
                                                     Additional        Earnings            Other
                                        Common        Paid-in-       (Accumulated      Comprehensive
                                        Stock         Capital          Deficit)           Income            Total
-----------------------------------------------------------------------------------------------------------------------
Balance-December 31, 2000                $151,841      $24,612,674     ($9,704,847)         $ 56,000      $15,115,668
Unrealized   loss   on   investment
securities                                      -                -               -           (59,984)         (59,984)

Net income                                      -                -        2,154,328                -        2,154,328
                                     ------------    -------------      -----------    --------------     ------------
                                                -                -
Balance- December  31, 2001               151,841       24,612,674      (7,550,519)          (3,984)       17,210,012

Permanent impairment of
securities  (unaudited)                         -                -                -           3,984             3,984

Net income  (unaudited)                         -                -         176,405                -           176,405
                                     ------------    -------------      -----------     -----------       -----------

Balance - March 31, 2002                  151,841       24,612,674      (7,374,114)               -        17,390,401


Net income (unaudited)                          -                -         394,572                -           394,572
                                     -------------   -------------       -----------   ------------        ----------

Balance - June 30, 2002                  $151,841      $24,612,674     $(6,979,542)          $    -       $17,784,973
(unaudited)                          =============   =============     ============    ============       ===========




                 See Notes to Consolidated Financial Statements
----------------------------------------------------------------------------------------------------------------------

                Harbourton Financial Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (unaudited)


-------------------------------------------------------------------------------------------------------------
                                                                                Six months ended June 30
                                                                                ------------------------
                                                                                 2002               2001
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
            Net income                                                          $570,977         $1,168,789
            Adjustments to reconcile net income
            to cash provided by operating activities:
              Depreciation                                                        45,447             20,040
              Amortization of valuation allowance                                 (7,549)           (45,294)
              Provision for loan losses                                           47,200                  -
              Loans originated for sale                                       (5,036,402)                 -
              Permanent impairment of securities                                   4,000                  -
              Increase in warehouse line of credit                             6,454,234                  -
              Changes in operating assets and liabilities:
                Other receivables                                                      -            (78,391)
                Accounts payable and accrued expenses                           (325,379)          (221,704)
                HMIC deferred state income tax                                   (75,017)                 -
                Deferred income                                                        -             38,704
                Deferred income taxes                                            (97,136)           (63,484)
                                                                             ------------         ----------
Net cash provided by operating activities                                      1,580,375            818,660
                                                                             ------------         ----------
Cash flows from investing activities:
            Collection (originations) of receivables, net                     (8,561,883)           503,244
            Recoveries of charged off assets, net                                  2,580                  -
            Purchase of furniture, fixtures and equipment                        (59,609)            (4,886)
                                                                             ------------         ----------
Net cash provided (used in) investing activities                              (8,618,912)           498,358
                                                                             ------------         ----------
Cash flows from financing activities:
            Principal payments on notes payable, net                           7,562,921         (1,005,000)
                                                                             ------------         ----------
Net cash provided (used by) financing activities                               7,562,921         (1,005,000)
                                                                             ------------         ----------
Net increase in cash                                                             524,384            312,018
Cash, beginning of period                                                      1,199,924            447,184
                                                                             ------------         ----------
Cash, end of period                                                           $1,724,308           $759,202
                                                                             ============         ==========
Supplemental disclosure of cash flow information:
          Cash paid for interest                                                 $79,233            $71,186
                                                                             ------------         ----------
          Unrealized (loss) gain on securities available for sale
                                                                                       -           $(59,133)
                                                                             ------------         ----------
          Assignment of real estate to previously impaired loan:
               Investment in real estate                                      $7,650,783                  -
                                                                             ------------         ----------
               Non-recourse bank loan                                         $5,764,200                  -
                                                                             ------------         ----------


                 See Notes to Consolidated Financial Statements
------------------------------------------------------------------------------------------------------------


                Harbourton Financial Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1. General. The consolidated financial statements of Harbourton Financial Corporation (f/k/a Allstate Financial Corporation, prior to its name change on May 1, 2001) and subsidiaries ("Harbourton" or the "Company") included herein are unaudited for the periods ended June 30, 2002 and 2001; however, they reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the results for the periods presented. The December 31, 2001 balance sheet has been extracted from audited financial information. Harbourton Mortgage Investment Corporation ("HMIC"), a wholly owned subsidiary of Harbourton, began mortgage operations on January 2, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months June 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Harbourton Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.


2. Receivables: At June 30, 2002 and December 31, 2001, loans receivable, ------------ net, comprises the following:


     -------------------------------------------------- ---------------------------- ---------------------------

                  Loans receivable, net                              June 30, 2002           December 31, 2001
                  ---------------------
     -------------------------------------------------- ---------------------------- ---------------------------
     Loans receivable, gross                                          $ 37,602,789                $ 51,824,734
     Loans held for sale, gross                                          6,579,070                        -
     Portion sold to participants                                     (22,957,359)                (36,577,307)
     Deferred interest and fees                                        (1,382,144)                 (1,192,984)
     Amount allocated from purchase
     of minority interest                                                        -                     (7,549)
     Allowance for  credit losses                                        (586,762)                   (620,576)
                                                                       -----------                ------------
     Loans receivable, net                                             $19,255,594                $ 13,426,318
                                                                       ===========                ============


At June 30, 2002 and December 31, 2001, purchased receivables, net, is as follows:

     -------------------------------------------------- ---------------------------- ---------------------------
                Purchased receivables, net                           June 30, 2002           December 31, 2001
                --------------------------
     -------------------------------------------------- ---------------------------- ---------------------------
     Life insurance policies                                           $ 2,795,089                 $ 2,814,868
     Valuation allowance                                               (1,240,876)                 (1,336,560)
                                                                       -----------                 -----------
     Life insurance policies, net                                        1,554,213                   1,478,308

     Litigation claims, net                                                 40,146                      40,146
                                                                       -----------                ------------
     Purchased receivables,  net                                       $ 1,594,359                $ 1,518,454
                                                                       ===========                ===========

Activity in the allowance for losses accounts for the three and six months ending June 30, 2002 was as follows:

     -------------------------------------------------------------------------------------------------------------
          Allowance for Loan Losses                     Three Months Ended                     Six Months Ended
          -------------------------           ---------------------------------------          ----------------
                                              March 31, 2002            June 30, 2002           June 30, 2002
     --------------------------------------------------------------------------------------------------------------

     Beginning Balance                             $620,576                  $629,083               $625,576
     Additions charged to operations                 11,698                    35,501                 47,200
     Charge-offs                                     (4,991)                  (80,402)1              (85,393)1
     Recoveries                                       1,800                     2,580                  4,380
                                                  ---------                  ----------             ----------
     Ending Balance                                $629,083                  $586,762               $586,762
                                                  =========                  ==========             ==========

     1 During the quarter ended 6/30/02, $80,402 was utilized to reduce the Investment in Real Estate to fair market value

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

     Information regarding impaired loans at June 30, 2002 and December 31, 2001 is as follows:

     ------------------------------------------------------------ ----------------------- --------------------------

                           Impaired Loans                                 June 30, 2002          December 31, 2001
                           --------------
     ------------------------------------------------------------ ----------------------- --------------------------

     Number of impaired loans 2                                                       1                          1
     Total recorded investment in impaired loans, net of
     deferred income 2                                                         $721,872                 $2,194,723
     Recorded investment in impaired loans
     for which there is a related allowance                                    $721,872                 $2,194,723
     Related allowance for impaired loans                                      $110,000                   $343,885


     2 During the quarter ended June 30, 2002, one impaired loan with a net balance of $ 1,850,647 (at June 30, 2002) was transferred to Investment in Real Estate and one additional loan was classified as impaired.

3. Credit Concentrations. For the six months ended June 30, 2002, the total revenue from the two largest borrowers, each of which accounted for 10% or more of the Company's total revenues (net of non-recurring items), was 47.0% of the Company's total revenues, compared to revenues from two borrowers, each accounting for over 10% of the Company's total revenue, representing 35.8% of the total in the same period in 2001. At June 30, 2002, the total loan balances of the two largest borrowers, each accounting for more than 10% of the Company's outstanding loan balance net of deferred income and participations sold, accounted for 25.9% of the Company's total receivables, while at December 31, 2001 four such borrowers accounted for 47.7%.

4. Stock Options. The Company maintains one stock option plan, the 2000 Stock Option Plan ("2000 Plan"), under which either qualified or non-qualified options may be issued. The Company continues to account for stock options under APB 25 and provides the additional disclosures as required by SFAS No. 123.

     As of June 30, 2002, the Company reserved 1,200,000 shares of the then issued and outstanding shares of common stock for issuance under its 2000 Plan.

     During the six months ended June 30, 2002, a total of 45,000 non-qualified stock options were issued to three non-employee directors under the 2000 Stock Option Plan. The options were granted with an initial strike price equal to $1.13, which equated to the book value of the Company on December 31, 2001. This amount exceeded the market value of the common shares through the six-month period ending June 30, 2002. The options have a strike price that increases by 5% per annum, beginning March 31, 2002, have a term of seven years (expiring March 31, 2009), and all options vest immediately. On May 2, 2001, senior executives of the Company were granted 400,000 stock options. The exercise price of these options was $1.00 per share through December 31, 2001 and thereafter increasing by 5% per annum. The options vest by December 31, 2003 and expire on December 31, 2008.

     The table below summarizes the option activity for the 2000 Plan for the six months ended June 30, 2002:


                    Stock Options                                                    Weighted Option Price
                                                       Number of Options                   Per Share
       ----------------------------------------------------------------------- ---------------------------

       Outstanding at January 1, 2002                      400,000                              $1.00

       Granted                                             45,000                               $1.13
                                                           ------                               -----

       Outstanding at June 30, 2002                        445,000                              $1.01
                                                           =======                              =====

       Exercisable at June 30, 2002                        245,000                              $1.02
                                                           =======                              =====



5. Income Taxes. The Company determined that a portion of the valuation allowance for the deferred tax asset was not required because of projected future profitability and recorded appropriate reductions to the allowance in the three-month period ended June 30, 2002.

     Activity in the net deferred income taxes account for the three months ended March 31 and June 30, 2002 was as follows:


               Deferred Income Taxes
               ---------------------
                                                               Three months ended                Six months
                                                    ------------------------------------           ended
                                                    March 31, 2002         June 30, 2002        June 30, 2002
                                                    --------------         -------------        -------------

      Beginning Balance- Harbouton                    $ 3,151,157           $ 3,220,760         $ 3,151,157

      Reduction in valuation allowance                    (69,603)              (27,533)            (97,136)
                                                      ------------          ------------        ------------

      Ending Balance                                   $3,220,760            $3,248,293          $3,248,293
                                                      ===========           ============        ============


Item 2.  Management's Discussion and Analysis

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

General Description. Harbourton Financial Corporation, f/k/a Allstate Financial Corporation, was formed in 1982 as a Virginia corporation. On August 28, 2000, we changed our state of incorporation to Delaware and, on November 30, 2000, acquired Harbourton Financial Corp. ("Old Harbourton") by merger. On May 1, 2001, the name of the company was changed to Harbourton Financial Corporation to better reflect our business plan, which is to provide financing to the residential building and development community, through products that were previously offered by Old Harbourton. On October 5, 2001, Harbourton Mortgage Investment Corporation ("HMIC") was incorporated as a wholly owned subsidiary to purchase and originate both conforming and non-conforming mortgage loans and to subsequently sell these loans to investors in the secondary mortgage market. HMIC began mortgage operations on January 2, 2002 and is expected to operate nationwide. At June 30, 2002, HMIC was licensed to operate in 11 states.

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

Liquidity and Capital Resources. Our requirement for capital is a function of the level of our generation of and investment in receivables. We fund our investment in receivables through loan participations, shareholders' equity, bank lines of credit, convertible subordinated notes, and internally generated funds. HMIC funds its mortgage banking operations through a warehouse line of credit and from equity contributed by Harbouton. Harbourton has and will provide additional equity to HMIC until it has established stabilized profitable operations.

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

On March 21, 2002, our bank approved an increase in Harbourton's secured line of credit from $3.0 million to $4.5 million, and an extension of the maturity to December 31, 2002. On June 30, 2002, there was $950,000 available to the Company under its line of credit.

HMIC has a $12.0 million warehouse line of credit available to originate mortgage loans, which is secured by the loans closed under the line, by the assets of HMIC and a loan guaranty by Harbourton. When HMIC purchases or originates a new loan, approximately 94% to 97% of the loan amount is funded through the line of credit and the remainder from internal funds. When the loan is sold, the lender for the line of credit is repaid and HMIC receives the residual cash flow. On June 30, 2002, there was $6.43 million outstanding under the warehouse line of credit.

Harbourton and HMIC were not in violation of any covenants of their respective lines of credit at June 30, 2002.

Financial condition at June 30, 2002 and December 31, 2001.

The financial results for HMIC, which started mortgage operations on January 2, 2002, are included in the consolidated results for the three-month and six-month results ending June 30, 2002. Total assets were $34.0 million at June 30, 2002 compared to $19.7 million at December 31, 2001. Total assets increased primarily due to the increase in the portfolio of loans held for sale by HMIC and the addition to investment in real estate of $7.65 million, resulting from the assignment of ownership for one of our previously impaired loans, by the borrowers on that loan. The Company recorded this investment on a gross basis, which includes $5.76 million of senior bank debt, that is non-recourse to Harbourton, with the remainder representing our equity in the project. Our total loans receivable before the sale of participations ("Managed Loan Portfolio") was $37.6 million at June 30, 2002 and $51.8 million at December 31, 2001. The decrease reflects a reduction in the construction and mezzanine loans outstanding in which we have sold participations, the transfer of one loan (with a "net" balance of $1.9 million at June 30, 2002) to investment in real estate, offset by the increase in HMIC's portfolio of loans held for sale of $6.6 million. Participations sold as of those same dates were $23.0 million and $36.6 million. Purchased receivables increased by $76 thousand due to the recognition of a receivable associated with one of the policies in our portfolio, that was received subsequent to June 30, 2002. We increased the balance of our deferred tax asset by $28 thousand as a result of a reduction in the valuation allowance applied to the asset, which reflected our assessment of the Company's future earnings capacity. Other assets increased to $336 thousand from $168 thousand, primarily due to accrued profit and accrued commitment fees.

The following table indicates the composition of our portfolio, net of deferred income, participations sold and allowance for losses, by loans receivable and purchased receivables, as of June 30, 2002 and December 31, 2001 (dollars in thousands and as a percentage of the total portfolio).


   -------------------------------------------------------------------------------------------------------------
   Composition of  Receivable Portfolio                        June 30, 2002               December 31, 2001
   ------------------------------------                     Amount       % of total       Amount       % of total
                                                            ------       ----------       ------       ----------
   --------------------------------------------------------------------------------------------------------------

   Loans receivable                                         12,723          61.0%       $13,426           90.3%
   Loans held for sale                                       6,532          31.3%             -               -
   Purchased receivables                                     1,594           7.6%         1,518            9.7%
                                                            ------         ------       -------          ------
   Total portfolio                                          20,849         100.0%       $14,944          100.0%
                                                            ======         ======       =======          ======

The following table indicates the composition of our retained loan portfolio, net of allowance for losses and deferred income, by loan product, as of June 30, 2002 and December 31, 2001 (dollars in thousands and as a percentage of the total portfolio).



    ------------------------------------------------------------------------------------------------------------
    Loans Receivable, Net of Deferred Income, by Loan Product
                                                               June 30, 2002               December 31, 2001
                                                            Amount       % of total      Amount     % of total
                                                            ------       ----------      ------     ----------
    ------------------------------------------------------------------------------------------------------------
    Mezzanine                                               $7,834        40.7 %        $6,583         48.2%
    Loans held for sale                                      6,532         33.9%             -         46.9%
    Acquisition, development and construction                4,524         23.5%         6,432            0%
    Asset-based                                                259          1.3%           301          4.1%
    Other                                                      106           .6%           110          0.8%
                                                            ------        ------       -------        ------
    Loans Receivable, net                                  $19,255        100.0%       $13,426        100.0%
                                                           =======        ======       =======        ======


At June 30, 2002 there was one non-performing loan in the mezzanine loan portfolio, with a balance (net of deferred income) of $ 721,872. Except for the loan referenced above, there were no other non-performing loans at June 30, 2002.

Notes payable increased to $15.7 million at June 30, 2002, from $1.72 million at December 31, 2001. The following table provides information on notes payable for the periods indicated.


   -----------------------------------------------------------------------------------------------------------------
                Notes Payable                                           June 30, 2002      December 31, 2001
                -------------
   -----------------------------------------------------------------------------------------------------------------
   Harbourton Line of Credit                                              $3,550,000               $ 1,725,000
   HMIC Warehouse Line                                                     6,427,955                     -
   Development loan secured by Investment in Real Estate  1                5,764,200                     -
                                                                          ----------               -----------
          Total                                                         $ 15,742,155               $ 1,725,000
                                                                        ============               ===========
   1  Non-recourse to Harbourton

During the quarter ended June 30, 2002, HMIC purchased $14,207,967 of mortgage loans and sold $9,887,339 in the secondary market as follows: (dollars in thousands)


      HMIC Originations and purchases of mortgage loans
      -------------------------------------------------

                                               Three Months ended                      Six Months ended
                                               ------------------                      ----------------
                                                 June 30, 2002                           June 30, 2002

     State                                Amount           Per Cent                Amount          Per Cent
                                          ------           ---------               ------          --------
    ---------------------------------------------------------------------------------------------------------------

    California                           $ 12,203            85.9 %                $ 15,845          84.0 %
    Florida                                 1,009              7.1%                   1,936           10.3%
    Arizona                                   877              6.2%                     972            5.2%
    Nevada                                    119               .8%                      119            0.6%
                                         --------           -------                --------         -------
                                         $ 14,208           100.0 %                $ 18,872         100.0 %
                                         --------           -------                --------         -------
     Loan type
    ---------------------------------------------------------------------------------------------------------------

    First trust                          $ 12,880             90.7%                $ 17,345           91.9%
    Second trust                            1,328              9.3%                   1,527            8.1%
                                         --------           -------                --------         -------
                                         $ 14,208            100.0%                $ 18,872          100.0%
                                         --------           -------                --------         -------
    -----------------------------------------------------------------------------------------------------------



                HMIC Sales of mortgage loans
                ----------------------------
                                                      Three Months ended              Six Months ended
                                                      ------------------              ----------------
                                                        June 30, 2002                  June 30, 2002
    -----------------------------------------------------------------------------------------------------------

    Loan Sales                                             $ 9,887                       $ 12,290
                                                           -------                       --------
    -----------------------------------------------------------------------------------------------------------




Three and six months ended June 30, 2002 vs. three and six months ended June 30, 2001.

The following table provides the components of revenue for the three-month periods ending June 30, 2002 and June 30, 2001, respectively. (dollars in thousands, and as a percentage of total revenues).

------------------------------------ --------------------------------------------------- ---------------------------
                                                Three months ended June 30
             Revenues                          2002                      2001
             --------
                                      ------------------------    ---------------------
                                                                                             Increase/
                                          Amount          %          Amount         %        Decrease          %
                                          ------          -          ------         -        --------          -
------------------------------------------------------------------------------------------------------------------
Interest, discounts, and loan fees         $771        54.7%         $566       49.4%           214          38.5%
Interest expense                           (113)       (8.0)%         (15)      (1.4)%          (97)        634.0%
                                          ------       ------        -----      ------         -----        ------
Net   interest    income    before
provision                                    658        46.7%          541       48.0%           117         21.6%
Provision for loss                          (36)       (2.5)%                    0.0 %          (36)        100.0%
                                          ------       ------        -----      ------         -----        ------
                                                                         -
Net interest income                          622        44.2%          541       48.0%            81         15.0%

Fees and other income                        460        32.7%          264       23.4%           196         74.3%
Profit participations                         64         4.5%           69        6.1%           (5)        (7.6)%
Gain on sale of loans                        257        18.3%            -       0.0 %           257        100.0%
                                                                                 -----
Other income                                   5          .3%          243       22.5%         (248)       (98.1%)
                                          ------       ------        -----      ------         -----        ------

Total net revenues                        $1,408         100%       $1,127        100%           281         24.9%
                                          ======       ======       ======      ======         =====        ======

During the three and six months ended June 30, 2002, the consolidated results were significantly impacted by inclusion of HMIC's revenues and expenses. HMIC began operations on January 2, 2002 as a start-up mortgage banking operation, and incurred operating expenses necessary to establish the personnel and operations to support future growth in the volume of originations and purchases of mortgage loans. It has continued to grow the volume of loans it purchases and the subsequent sales of these loans in the secondary market.

For the three months ended June 30, 2002, net income declined to $395 thousand from $636 thousand, a drop of $241 thousand or 37.9%, for the comparable quarter for 2001. The majority of the decline is attributable to the start up and ongoing operations of HMIC, which incurred a consolidated loss after tax of approximately $381 thousand. The net consolidated loss for HMIC in the prior quarter ended March 31, 2002 was $ 287 thousand. The remainder of the decline was associated with reduced loan fees and interest revenue for the Company. Net interest income increased by $81 thousand or 15% during the quarter ended June 30, 2002, representing a higher volume of loans held for sale outstanding during the period; however, the Company was impacted by the lower levels of interest rates in the market. Since the majority of the Company's loan receivables are adjustable and float at a premium to the prime rate, the overall yields to the Company declined in the period ended June 30, 2002 as compared to the comparable period in 2001. The majority of the Company's funds for investment are provided in the form of equity, which results in the Company being negatively impacted when the market levels of interest rates decline. Interest expense increased significantly during the period to $ 113 thousand as compared to $ 15 thousand in the comparable period in 2001. The increase resulted principally from HMIC's increased level of loans in the held for sale portfolio, that was financed through its warehouse line of credit. During the period, HMIC recognized $257 thousand of gain on sale of loans related to the sale of $9.9 million in loans to five secondary market investors. This compares to $ 107 thousand of gain on sale and total sales of $2.4 million for the quarter ended March 31, 2002. The gain on sale of mortgage loans is recognized at the date of settlement and is based on the difference between the selling price of the loan and HMIC's carrying value of the loan. Nonrefundable fees and other direct costs are deferred at the time of loan origination or purchase and recognized at settlement of the loan sale. HMIC sells all loans servicing released and does not service any loans once the loan has been sold.

Total net revenues increased to $ 1.41 million during the three months ended June 30, 2002, compared to $1.13 million during the comparable period in 2001, an increase of $281 thousand or 25%. Included in this amount was net revenues from HMIC of $ 257 thousand during the three month period in 2002. The Company recognized $124 thousand in income from the Lifetime Options portfolio during the three months ended June 30, 2002, while no income was recorded from this portfolio during the comparable period in 2002. Other income in the current period declined to $5 thousand as compared to $253 thousand in the like period in 2001. The primary reason for the decline was that the Company had $250 thousand of income from the sale of intellectual property during the three months ended June 30, 2001, with no corresponding income in the comparable period for 2002.

A provision for loan losses of $35 thousand was recorded by HMIC for the three months ended June 30, 2002, The Company did not record a provision for the three months ended June 30, 2001. HMIC will continue to monitor the sufficiency of its provision for loan losses based on the risk profile of the mortgage loans it acquires. Management believes the current level of reserves provides a satisfactory level of reserves for the current exposure of the portfolio of loans held for sale and the prior originations that have been sold in the secondary market.

The following table provides the components of revenue for the six-month periods ending June 30, 2002 and June 30, 2001, respectively. (dollars in thousands, and as a percentage of total revenues).



--------------------------------------------------------------------------------

                                                                  Six months ended June 30,
              Revenues                           2002                      2001
              --------                  -----------------------   -------------------------
                                                                                            Increase/
                                         Amount          %          Amount         %          Decrease          %
                                         ------          -          ------         -          --------          -
--------------------------------------------------------------------------------------------------------------------
Interest, discounts, and loan fees       $1,339        57.3%       $1,083       53.1%             266         24.8%
Interest expense                           (166)       (7.1)%         (53)      (2.6)%            (113)       215.1%
                                          ------       ------       ------      ------             ----       ------
Net   interest    income    before
provision                                  1,173        50.2%        1,030       50.5%              153          15%
Provision for loss                          (47)       (2.0)%                       -%             (47)         100%
                                          ------       ------       ------      ------             ----       ------
                                                                         -
Net interest income                        1,126        48.2%        1,030       50.5%              106        10.4%

Fees and other income                        744        31.8%          642       31.8%              103        16.0%
Profit participations                         99         4.2%           97        4.8%                2         1.6%
Gain on sale of loans                        364        15.6%            -          -%              364         100%
Other income                                   6         2.0%          250       12.9%            (254)      (98.0%)
                                          ------       ------       ------      ------             ----       ------
Total net revenues                        $2,339         100%       $2,019        100%             $320        15.8%
                                          ======       ======       ======      ======             ====       ======


For the six months ended June 30, 2002, net revenue increased to $2.39 million from $2.02 million in the comparable period of 2001, an increase of $320 thousand or 15.8%. The principal component of the increase was represented by the gain on sale of mortgage loans of $364 thousand by HMIC and there were no such gains during the 2001 period. Net interest income increased slightly during the six month period ended June 30, 2002 to $1,126 thousand, compared to $1,020 thousand in the comparable period of 2001. The increase is primarily attributable to the net interest income generated from the HMIC portfolio of loans held for sale. Interest expense increased to $166 thousand in the current period as compared to $53 thousand for the six months ended June 30, 2001. The $113 thousand increase is principally the result of the interest expense associated with HMIC's warehouse line of credit. Fees and other income increased to $744 thousand, an increase of $103 thousand as compared to $642 thousand in the six-moth period ended in 2001. Included in the most recent period was income of $124 thousand from the Lifetime Options portfolio as compared to $0 in the 2001 period.

The following table indicates our expenses for the three-month periods ended June 30, 2002 vs. June 30, 2001 (dollars in thousands and as a percentage of total revenues).


----------------------------------------------------------------------------------------------------------------------
                                                              Three months ended June 30,
             Expenses                        2002                      2001
             --------                 ---------------------    ----------------------

                                                                                          Increase/      Increase/
                                                    % of                      % of       (decrease)      (decrease)
                                                    ----                      ----       ----------      ----------
                                      Amount      revenue       Amount       revenue       Amount            %
                                      ------      -------       ------       -------       ------            -
----------------------------------- ------------ ------------ ------------- ----------- --------------- --------------

Compensation and fringe
 benefits                                $ 696        49.5%         $ 314       30.0%           $ 383         122.1%
General and administrative                 288        20.4%            91        8.8%             197         217.8%
Interest expense                            80         5.7%           109        5.4%            (30)        (27.3%)
Depreciation                                24         1.7%            10        1.0%              14         137.6%
                                        ------        -----         -----       -----           -----        -------
Total expenses                           1,088        77.2%           524       45.2%             564         107.6%
Income before
income tax benefit                         321        22.8%           603       54.7%           (282)        (46.8%)

Income tax benefit                          74         5.2%            33        2.9%              41         125.6%
                                        ------        -----         -----       -----           -----        -------

Net income                               $ 395        28.0%         $ 636       56.5%           $ 241        (38.0)%
                                         =====        =====         =====       =====           =====        =======

--------------------------------------------------------------------------------------------------------------------


For the three months ended June 30, 2002, total expenses increased by $564 thousand or 107.6% as compared to the same period in 2001. This increase was directly attributable to the $685 thousand of additional operating expenses for HMIC during the reporting period. HMIC was projected to report operating losses in the early phase of its start-up because of the necessity to retain the essential personnel and system support to provide the platform to successfully originate and purchase an increasing volume of mortgage loans. HMIC continues to apply for and obtain licenses to operate in a number of states. At June 30, 2002, HMIC was authorized to do business in 11 states.

For the three month period ended June 30, 2002, compensation and fringe benefits increased to $696 thousand from $314 thousand, representing an increase of $383 thousand or 122.1% from the comparable period in 2001. Accounting for the largest component of the compensation expense increase was HMIC's compensation expense for the period of $463 thousand. Compensation expense without the inclusion of HMIC declined by $80 thousand, resulting from a decrease in the number of employees for Harbourton. At June 30, 2002, the Company had approximately 37 full time equivalent employees, with 8 at the Company level and 29 at HMIC. Management anticipates additional account executives will be added in future periods to HMIC to solicit new mortgage loan production with a corresponding increase in operational personnel.

During the quarter ended June 30, 2002, general and administrative fees increased to $288 thousand from $91 thousand, representing an increase of $197 thousand or 217.8%, as compared to the like period in 2001. The amount attributable to HMIC for the 2002 period was $202 thousand, principally related to occupancy expense, and operating expenses for telephone, stationery, licensing and equipment. HMIC has three offices, including a main executive office and a support and origination branch and a loan origination office all located in California.

Professional fees decreased by $30 thousand, principally due to a reduction of HFC's professional fee expense as compared to the similar quarter in 2001.

The income tax benefit of $74 thousand for the three months ended June 30, 2002 as compared to $33 thousand in the like period of 2001, represented an increase of $41 thousand. Based on the Company's projected profitability, we determined that a portion of the valuation allowance for the deferred tax asset was not required and recorded a $28 thousand reduction to the allowance at June 30, 2002. For the three months ended June 30, 2002, HMIC recorded a state income tax benefit of $46 thousand predicated on management's expectations that HMIC will achieve profitability prior to the end of the year.

The following table indicates our expenses for the six-month periods ended June 30, 2002 vs. June 30, 2001 (dollars in thousands and as a percentage of total revenues).


----------------------------------------------------------------------------------------------------------------------
                                                               Six months ended June 30,
             Expenses                        2002                      2001
             --------                 ---------------------    ----------------------

                                                                                          Increase/      Increase/
                                                    % of                      % of       (decrease)      (decrease)
                                                    ----                      ----       ----------      ----------
                                      Amount      revenue       Amount       revenue       Amount            %
                                      ------      -------       ------       -------       ------            -
----------------------------------- ------------ ------------ ------------- ----------- --------------- --------------

Compensation and fringe
 benefits                               $1,306        55.8%         $ 606       30.0%           $ 700         115.5%
General and administrative                 456        19.5%           178        8.8%             278         155.8%
Interest expense                           138         5.9%           110        5.4%              29         26.42%
Depreciation                                46         1.9%            20        1.0%              25         126.8%
                                        ------        -----         -----       -----           -----        -------
Total expenses                           1,946        83.1%           914       45.2%           1,032         112.9%
Income  before
income tax benefit                         393        16.8%         1,105       54.7%           (712)        (64.4%)

Income tax benefit                         178         7.6%            63        3.1%             115          180%
                                        ------        -----         -----       -----           -----        -------
Net income                               $ 571        24.4%        $1,168       57.9%          ($597)        (51.1)%
                                        ======        =====        ======       =====          ======        =======

--------------------------------------------------------------------------------------------------------------------

For the six months ended June 30, 2002 total expenses were $1,946 thousand as compared to $ 914 thousand, an increase of $1,032 thousand or 112.9% as compared to the like period in 2001. This increase was directly attributable to the $1,156 thousand of additional operating expenses for HMIC during the reporting period. For the six month period ended June 30, 2002, compensation and fringe benefits increased to $1,306 thousand from $606 thousand, representing an increase of $700 thousand or 115.5 % for the comparable period in 2001. Accounting for the largest component of the compensation expense increase was HMIC's compensation expense for the period of $805 thousand. Compensation expense without the inclusion of HMIC for the six-month period in 2002 declined by $105 thousand, due to a decrease in the number of employees for Harbourton.

During the six month period ended June 30, 2002, general and administrative expenses increased to $456 thousand from $178 thousand, representing an increase of $278 thousand or 155.8%, as compared to the like period in 2001. The amount attributable to HMIC for the 2002 period was $ 318 thousand, principally related to occupancy expense, and operating expenses for telephone, stationery, licensing and equipment. The income tax benefit of $178 thousand for the six months ended June 30, 2002 as compared to $63 thousand in the like period of 2001, represented an increase of $115 thousand. HMIC is subject to California state income taxes, for which the Company does not have a loss carryforward. For the six months ended June 30, 2002, HMIC recorded a state income tax benefit of $81 thousand predicated on management's expectations that HMIC will achieve profitability by early 2003.

Part II

Item 1.  Legal Proceedings.
None, other than routine proceedings incidental to our business, and the Company does not believe that these proceedings will have a material adverse effect on the Company.

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

         Name                                 For         Against       Withhold

   Geoffrey B. Baker                       14,950,724        0           14,300
   David W. Campbell                       14,950,724        0           14,300
   Timothy G. Ewing                        14,951,724        0           13,300
   J. Kenneth McLendon                     14,951,724        0           13,300
   William  H. Savage                      14,950,724        0           14,300

--------------------------------------------------------------------------------
The following are the results of voting on the other proposals considered at the meeting, by the respective number of votes for, against or withheld. The proposals were considered a "discretionary" item and there were no "broker non-votes."
--------------------------------------------------------------------------------

                 Proposal 2                                 For          Against       Abstain
   Approval of amendment to the Company's 2000           14,929,059      32,425         1,540
   Stock Option Plan to increase the number of
   shares covered by the Option Plan by 750,000 to
   1,200,000 shares.

                 Proposal 3                                For           Against       Abstain
   Ratify the appointment of Arthur Andersen, LLP       14,776,226       188,798          0
   as independent auditors.
   --------------------------------------------------------------------------------------------



Item 5.  Other Information.
None

Item 6.  Exhibits and Reports on Form 8-K.
Form 8-K filed August 6, 2002, is hereby incorporated by reference. The Company announced it had dismissed its independent accountants, Arthur Andersen LLP and engaged Deloitte & Touche LLP ("Deloitte") as the principal accountant to audit the Company's financial statements.

Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, Harbourton Financial Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbourton Financial Corporation


Date:    August 14, 2002

         /s/ J. Kenneth McLendon
         J. Kenneth McLendon
         President and Chief Executive Officer


Date:    August 14, 2002

         /s/  Paula M. Morgan
         Paula M. Morgan
         Senior Vice President and Chief Financial Officer

Certification

The undersigned executive officers of the registrant hereby certify that this Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material aspects, the financial condition and results of operations of the registrant.

 Harbourton Financial Corporation

Date:    August 14, 2002


     By: /s/ J. Kenneth McLendon
             J. Kenneth McLendon
             President and Chief Executive Officer



     By: /s/  Paula M. Morgan
             Paula M. Morgan
             Senior Vice President and Chief Financial Officer