Form 10QSB
period 2002-09-30
HARBOURTON FINANCIAL CORP
filed 2002-11-14
CIK 852220

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB


-- QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                         Commission File Number 0-17832

                        Harbourton Financial Corporation
                     ---------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                      54-1208450
       ------------------                           ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


         8180 Greensboro Drive, McLean, VA                        22102
         ---------------------------------                      ---------
      (Address of principal executive offices)                   (Zip Code)

                                 (703) 883-9757
                         -----------------------------
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x  No
   ---

The number of shares outstanding of the issuer's common stock, $.01 par value, as of November 13, 2002, was 15,184,164

Transitional Small Business Disclosure Format
Yes       No   x
    ----     -----

                        Harbourton Financial Corporation
                                  Form 10-QSB

                                                                                   Page
Index                                                                             Number
Part I
  Item 1.  Financial Statements (unaudited)
       Condensed Consolidated Balance Sheets (unaudited)                            3
       Condensed Consolidated Statements of Operations (unaudited)                  4
       Condensed Consolidated Statements of Comprehensive Income (unaudited)        5
       Condensed Consolidated Statements of Shareholders' Equity (unaudited)        6
       Condensed Consolidated Statements of Cash Flows (unaudited)                  7
       Notes to Condensed Consolidated Financial Statements                         8
       Segment Reporting                                                           11
  Item 2.  Management's Discussion and Analysis                                    13
  Item 3.  Disclosure Controls and Procedures                                      20
Part II  Other Information                                                         21
       Item 1.  Legal Proceedings.                                                 21
       Item 2.  Changes in Securities and Use of Proceeds                          21
       Item 3.  Defaults Upon Senior Securities                                    21
       Item 4.  Submission of Matters to a Vote of Security Holders                21
       Item 5.  Other Information.                                                 21
       Item 6.  Exhibits and Reports on Form 8-K.                                  21
Signatures                                                                         22
Certifications                                                                     23

Harbourton Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)


                                                          September 30, 2002        December 31, 2001
---------------------------------------------------------------------------------------------------------
Assets:

 Cash and cash equivalents                                           $1,302,198               $1,199,924
 Loans receivable, net                                               16,752,823               13,426,318
 Purchased receivables, net                                           1,441,732                1,518,454
 Investment in real estate                                            8,478,901                        -
 Deferred income taxes, net                                           3,269,034                3,151,157
 HMIC deferred state income tax                                          85,473                        -
 Furniture, fixtures and equipment, net                                 191,358                  191,277
 Other assets                                                           389,796                  167,740
                                                       --------------------------------------------------
Total assets                                                        $31,911,315              $19,654,870
                                                       ==================================================

Liabilities and shareholders' equity:

Liabilities:

  Notes payable                                                     $12,763,880               $1,725,000
  Convertible subordinated notes                                        266,000                  266,000
  Accounts payable and accrued expenses                                 494,419                  448,236
  Income taxes payable                                                        -                    5,622
                                                       --------------------------------------------------
 Total liabilities                                                   13,524,299                2,444,858
                                                       --------------------------------------------------

 Shareholders' equity:
   Preferred stock, no par value, authorized 2,000,000
   shares, no shares issued or outstanding                                    -                        -
 Common stock, $.01 par value, authorized 20,000,000
  shares; 15,184,164 issued and outstanding                             151,841                  151,841
  Additional paid-in-capital                                         24,612,674               24,612,674
  Accumulated deficit                                                (6,377,499)              (7,550,519)
  Accumulated other comprehensive loss- unrealized
  loss on  investment securities                                              -                   (3,984)
                                                       --------------------------------------------------

 Total shareholders' equity                                          18,387,016               17,210,012
                                                       --------------------------------------------------
Total liabilities and shareholders' equity                          $31,911,315              $19,654,870
                                                       ==================================================

            See Notes to Condensed Consolidated Financial Statements


               Harbourton Financial Corporation and Subsidiaries
          Condensed Consolidated Statements of Operations (unaudited)

                                                                Three Months                  Nine Months
                                                             Ended September 30,           Ended September 30,
                                                               2002              2001         2002           2001
------------------------------------------------------------------------------------------------------------------
Revenue
-------
Interest, discounts, and loan fees                         $970,801          $701,952   $2,309,964     $1,784,761
Interest expense                                           (141,456)          (49,257)    (307,407)      (101,930)
                                                      ------------------------------------------------------------
 Net interest income before provision for loan losses       829,345           652,695    2,002,557      1,682,831
Provision for loan losses                                   (43,900)                -      (91,100)             -
                                                      ------------------------------------------------------------
     Net interest income                                    785,445           652,695    1,911,457      1,682,831

Fees and other income                                       363,547           199,760    1,107,999        841,642
Profit participations                                        68,699            81,817      167,394        178,995
Gain on sale of loans                                       689,449                 -    1,053,333              -
Other income                                                  2,766           151,264        8,612        401,014
                                                      ------------------------------------------------------------

     Total net revenues                                   1,909,906         1,085,536    4,248,795      3,104,482
                                                      ------------------------------------------------------------

Expenses
----------
Compensation                                                953,147           291,775    2,259,316        897,903
General and administrative                                  282,079           101,633      737,976        279,805
Professional fees                                            85,825           151,948      223,999        261,248
Depreciation                                                 18,009             9,984       63,455         30,024
                                                      ------------------------------------------------------------
     Total expenses                                       1,339,060           555,340    3,284,746      1,468,980

Income before income taxes                                  570,846           530,196      964,049      1,635,502

Income tax benefit                                          (31,198)          (15,000)    (208,972)       (78,484)
                                                      ------------------------------------------------------------

Net income                                                 $602,044          $545,196   $1,173,021     $1,713,986
                                                      ============================================================

Income per common share                                        $.04              $.04         $.08           $.11
                                                      ============================================================

 Weighted average shares outstanding                     15,184,164        15,184,164   15,184,164     15,184,164
                                                      ============================================================

            See Notes to Condensed Consolidated Financial Statements


                    Harbourton Corporation and Subsidiaries
     Condensed Consolidated Statements of Comprehensive Income (unaudited)


                                            Three Months               Nine Months
                                          Ended September 30,       Ended September 30,
                                          2002          2001            2002          2001
--------------------------------------------------------------------------------------------
Net income                            $602,044      $545,196      $1,173,021    $1,713,986
Other comprehensive income:
Unrealized loss on securities
 available for sale                          -          (788)              -       (59,921)
                                ------------------------------------------------------------
Comprehensive income                  $602,044      $544,408      $1,173,021    $1,654,065
                                ============================================================

            See Notes to Condensed Consolidated Financial Statements




               Harbourton Financial Corporation and Subsidiaries

     Condensed Consolidated Statements of Shareholders' Equity (unaudited)

                                                                               Retained     Accumulated
                                                              Additional       Earnings         Other
                                                 Common        Paid-in-     (Accumulated   Comprehensive
                                                  Stock        Capital         Deficit)        Income           Total
------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 2000                        $151,841    $24,612,674     ($9,704,848)     $56,000       $15,115,667
Unrealized loss on investment securities
                                                        -              -               -      (59,921)          (59,921)
Net income                                              -              -       1,713,986            -         1,713,986
                                         -------------------------------------------------------------------------------
Balance- September 30, 2001                       151,841     24,612,674      (7,990,862)      (3,921)       16,769,732
Unrealized loss on investment securities
                                                        -              -               -          (63)              (63)
Net income                                              -              -         440,342            -           440,342
                                         -------------------------------------------------------------------------------

Balance - December 31, 2001                       151,841     24,612,674      (7,550,520)      (3,984)       17,210,011
Permanent impairment of  securities                     -              -               -        3,984             3,984

Net income                                              -              -     1,173,021 -            -         1,173,021
                                         -------------------------------------------------------------------------------

Balance - September 30, 2002                     $151,841    $24,612,674     $(6,377,499)         $ -       $18,387,016
                                         ===============================================================================

            See Notes to Condensed Consolidated Financial Statements

               Harbourton Financial Corporation and Subsidiaries

          Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                          Nine months ended September 30
                                                                                    2002                      2001
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net income                                                            $1,173,021                $1,713,986
        Adjustments to reconcile net income
        to net cash provided by operating activities:
         Depreciation                                                             63,455                    30,024
         Reduction of deferred tax valuation allowance                            (7,549)                  (67,941)
         Provision for loan losses                                                91,100                         -
         Loans originated for sale                                           (42,563,661)                        -
         Loans Sold                                                           36,591,857
         Permanent impairment of securities                                        3,984                         -
         Increase in warehouse line of credit                                  6,221,361                         -
         Changes in operating assets and liabilities:
          Other receivables                                                     (136,599)                  (25,334)
          Accounts payable and accrued expenses                                  (44,912)                 (347,319)
          HMIC deferred state income tax                                         (85,473)                        -
          Deferred income taxes                                                 (117,877)                  (78,484)
                                                               ----------------------------------------------------
Net cash provided by operating activities                                      1,188,707                 1,224,932
                                                               ----------------------------------------------------
Cash flows from investing activities:
        Originations of receivables, net                                      (5,845,875)               (1,326,191)
        Recoveries of charged off assets, net                                      5,460                         -
        Purchase of furniture, fixtures and equipment                            (63,537)                   (4,886)
                                                               ----------------------------------------------------
Net cash used in investing activities                                         (5,903,952)               (1,331,077)
                                                               ----------------------------------------------------
Cash flows from financing activities:
        Proceeds from  notes payable, net                                      4,817,519                   260,000
                                                               ----------------------------------------------------
Net cash provided by financing activities                                      4,817,519                   260,000
                                                               ----------------------------------------------------
Net increase in cash                                                             102,274                   153,855
Cash, beginning of period                                                      1,199,924                   447,184
                                                               ----------------------------------------------------
Cash, end of period                                                           $1,302,198                  $601,039
                                                               ====================================================
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                    $307,407                  $109,419
                                                               ----------------------------------------------------
      Unrealized loss  on securities available for sale                                -                  $(59,921)
                                                               ----------------------------------------------------
      Assignment to real estate from previously impaired loan:
           Investment in real estate                                          $8,478,901                         -
                                                               ----------------------------------------------------
           Non-recourse bank loan                                             $5,573,556                         -
                                                               ----------------------------------------------------

                 See Notes to Consolidated Financial Statements

               Harbourton Financial Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

     General. The consolidated financial statements of Harbourton Financial Corporation (f/k/a Allstate Financial Corporation, prior to its name change on May 1, 2001) and subsidiaries ("Harbourton" or the "Company") included herein are unaudited for the periods ended September 30, 2002 and 2001; however, they reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the results for the periods presented. The December 31, 2001 balance sheet has been derived from audited financial information. Harbourton Mortgage Investment Corporation ("HMIC"), a wholly owned subsidiary of Harbourton, began mortgage operations on January 2, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company belie ves that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Harbourton Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

     Receivables: At September 30, 2002 and December 31, 2001, loans receivable, net, comprises the following:


Loans receivable, net                       September 30, 2002    December 31, 2001
-----------------------------------------------------------------------------------
Loans receivable, gross                          $22,782,291           $51,824,734
Loans held for sale, gross                         5,971,803                     -
Portion sold to participants                     (10,265,972)          (36,577,307)
Deferred interest and fees                        (1,103,557)           (1,192,984)
Amount allocated from purchase
of minority interest                                       -                (7,549)
Allowance for  loan losses                          (631,742)             (620,576)
                                       --------------------------------------------
Loans receivable, net                            $16,752,823           $13,426,318
                                       ============================================


     At September 30, 2002 and December 31, 2001, purchased receivables, net, is as follows:


Purchased receivables,  net                September 30, 2002     December 31, 2001
-----------------------------------------------------------------------------------
Life insurance policies                           $2,642,462            $2,814,868
Valuation allowance                               (1,240,876)           (1,336,560)
                                       --------------------------------------------
Life insurance policies, net                       1,401,586             1,478,308
Litigation claims, net                                40,146                40,146
                                       --------------------------------------------
Purchased receivables,  net                       $1,441,732            $1,518,454
                                       ============================================

     Activity in the allowance for loan losses accounts for the three and nine months ending September 30, 2002 was as follows:


Allowance for Loan Losses                 Three Months Ended      Nine Months Ended
                                              September 30,         September 30,
                                          2002        2001        2002         2001
--------------------------------------------------------------------------------------------
Beginning Balance                     $586,762      $618,526    $620,576    $540,227
Provision for loan losses               43,900             -      91,100           -
Charge-offs                                  -             -     (85,394)    (19,182)
Recoveries                               1,080         1,189       5,460      98,670
                             ---------------------------------------------------------------
Ending Balance                        $631,742      $619,715    $631,742    $619,715
                             ===============================================================

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

     Information regarding impaired loans at September 30, 2002 and December 31, 2001 is as follows:


Impaired Loans                                 September 30, 2002   December 31, 2001
----------------------------------------------------------------------------------------
Number of impaired loans 1                                        -                   1
Total recorded investment in impaired loans,
 net of
deferred income 1                                                 -          $2,194,723
Recorded investment in impaired loans
for which there is a related allowance                            -          $2,194,723
Related allowance for impaired loans                              -            $620,576

1 During the quarter ended September 30, 2002, one impaired loan with a net balance of $825,380 was transferred to investment in real estate.


     Credit Concentrations. For the nine months ended September 30, 2002, the total revenue from the three largest borrowers, each of which accounted for 10% or more of the Company's total revenues (net of non-recurring items), was 65.6% of the Company's total revenues, compared to revenues from two borrowers, each accounting for over 10% of the Company's total revenue, representing 42.1% of the total in the same period in 2001. At September 30, 2002, the total loan balances of the two largest borrowers, each accounting for more than 10% of the Company's outstanding loan balance net of deferred income and participations sold, accounted for 29.7% of the Company's total receivables, while at December 31, 2001, four such borrowers accounted for 47.7%.

     Investment in Real Estate: The addition to investment in real estate of $8.5 million resulted from the assignment of ownership for two of our previously impaired loans. The Company recorded this investment on a gross basis, which includes $5.6 million of senior bank debt that is non-recourse to Harbourton, with the remainder representing our equity in the projects. At September 30, 2002 and December 31, 2001, investment in real estate, net, comprises the following:

            Investment in Real Estate            September 30, 2002          December 31, 2001
------------------------------------------------------------------------------------------------
    Investment in real estate                         $8,478,901                             $-
    Less: Non recourse senior debt1                   (5,573,556)                             -
                                           -----------------------------------------------------
    Total net investment in real estate               $2,905,345                             $-
                                           =====================================================

1 Represents senior debt from a non-affiliated entity, without recourse to the Company.

     Stock Options. The Company maintains one stock option plan, the 2000 Stock Option Plan ("2000 Plan"), under which either qualified or non-qualified options may be issued. The Company continues to account for stock options under APB No. 25, "Accounting for Stock Issued to Employees", and provides the additional disclosures as required by SFAS No. 123, "Accounting for Stock Based Compensation".

     As of September 30, 2002, the Company reserved 1,200,000 shares of authorized but unissued shares of common stock for issuance under its 2000 Plan.

     During the nine months ended September 30, 2002, a total of 45,000 non-qualified stock options were issued to three non-employee directors under the 2000 Stock Option Plan. The options were granted with an initial strike price equal to $1.13, which equated to the book value of the Company on December 31, 2001. This amount exceeded the market value of the common shares throughout the nine-month period ended September 30, 2002. The options have a strike price that increases by 5% per annum, beginning March 31, 2003, have a term of seven years (expiring March 31, 2009), and all options vested immediately upon issuance. On May 2, 2001, senior executives of the Company were granted 400,000 stock options. The exercise price of these options was $1.00 per share through December 31, 2001 and thereafter increasing by 5% per annum. The options vest by December 31, 2003 and expire on December 31, 2008.


     The table below summarizes the option activity for the 2000 Plan for the nine months ended September 30, 2002:


Stock Options                                                          Weighted Option
                                           Number of Options           Price Per Share
--------------------------------------------------------------------------------------
Outstanding at January 1, 2002                     400,000                       $1.00
Granted                                             45,000                       $1.13
                                     --------------------------------------------------
Outstanding at September 30, 2002                  445,000                       $1.01
                                     ==================================================
Exercisable at September 30, 2002                  245,000                       $1.02
                                     ==================================================

     Income Taxes. The Company adjusts the valuation allowance for the deferred tax asset based on the projected profitability of the Company. In November of 2000, the Company acquired Harbourton Financial Corp., which had demonstrated profitable operations. At that time, the Company determined that a portion of the valuation allowance for the deferred tax asset was not required because of projected future profitability. The Company reviews its valuation allowance and projected future profitability on a periodic basis and records appropriate adjustments to the allowance. Adjustments were made to the valuation allowance in the three-month periods ended September 30, 2002 and 2001 as set forth below. The Company's net operating loss ("NOL") at December 31, 2001 amounted to $19,389,268. The Company's use of the NOL's prior to the expirations of their carry forward periods may be limited by the provisions of Section 382 of the Internal Revenue Code of 1986 ("the Code"), if it is determined that the Company h as undergone a change of ownership, as defined by the section.

     The Company's Certificate of Incorporation contains a provision whereby the transfer of any of the Company's corporate securities to any person, entity or group who directly or indirectly owns, or would own after giving effect to the proposed transfer, more than 4.9% of the outstanding shares of any class of the Company's corporate securities will be void, unless the transfer receives the prior approval of at least two-thirds of the Board of Directors of the Company. The purpose of this provision is to minimize the likelihood of an inadvertent change of ownership of the Company.

     Activity in the net deferred income taxes account for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 was as follows:


Deferred Income Taxes                    Three months ended          Nine months ended
                                            September 30,               September 30,
                                        2002             2001               2002
---------------------------------------------------------------------------------------
Beginning Balance                   $3,248,293       $3,126,714           $3,151,157
Reduction in valuation
 allowance                             (20,741)         (78,484)            (117,877)
                               --------------------------------------------------------
Ending Balance                      $3,269,034       $3,205,198           $3,269,034
                               ========================================================

Segment Reporting

     Reportable segments include the mezzanine/first trust lending and the mortgage banking activities. The following information presents results as if the mezzanine/first trust lending and mortgage banking segments were operated on a stand alone basis; however, the results do not reflect a full allocation of costs based on the current management structure of the entities and thus the results may not be comparable to like information from other companies.

     The following summary financial data provides information for the Company's principal segments for the three and nine-month periods ended September 30, 2002.



                                        Mezzanine / First                                                    Harbourton
                                           Trust Lending     Mortgage Banking      Segment Eliminations      Financial
                                                                                                             Corporation
------------------------------------------------------------------------------------------------------------------------
      Three months ended
      September 30, 2002
------------------------------------------------------------------------------------------------------
Net interest income                                   $788                 $(3)               $-                   $785
Fees and other income                                  435                   -                 -                    435
Gain on sale of loans                                    -                 690                 -                    690
                                        --------------------------------------------------------------------------------
   Total net revenues                                1,223                 687                 -                  1,910

Total non interest expense                             562                 777                 -                  1,339
Income tax expense (benefit)                           (22)                (38)               29                    (31)
                                        --------------------------------------------------------------------------------
Net income (loss)                                     $683                $(52)            ($ 29)                  $602
                                        ================================================================================

      Nine months ended
      September 30, 2002
------------------------------------------------------------------------------------------------------------------------
Net interest income                                 $1,882                 $29                $-                 $1,911
Fees and other income                                1,282                   3                 -                  1,285
Gain on sale of loans                                    -               1,053                 -                  1,053
                                        --------------------------------------------------------------------------------
     Total net revenues                              3,164               1,085                 -                  4,249

Total non interest expense                           1,350               1,935                 -                  3,285
Income tax benefit (benefit)                          (118)               (348)              257                   (209)
                                        --------------------------------------------------------------------------------
Net income  (loss)                                  $1,932              ($ 502)           ($ 257)                $1,173
                                        ================================================================================

Item 2.  Management's Discussion and Analysis

     This Form 10-QSB may contain certain "forward-looking statements" relating to the Company (defined in the notes to the financial statements above, and also referred to herein as "we," "our," or "us") that represent our current expectations or beliefs, including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negatives or other variations thereof, or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, seasonality and variability of quarterly results, our ability to continue ou r growth strategy, competition, and regulatory restrictions relating to potential new activities, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

     General Description. Harbourton Financial Corporation, f/k/a Allstate Financial Corporation, was formed in 1982 as a Virginia corporation. On August 28, 2000, we changed our state of incorporation to Delaware and, on November 30, 2000, acquired Harbourton Financial Corp. ("Old Harbourton") by merger. On May 1, 2001, the name of the company was changed to Harbourton Financial Corporation to better reflect our business plan, which is to provide financing to the residential building and development community, through products that were previously offered by Old Harbourton. On October 5, 2001, Harbourton Mortgage Investment Corporation ("HMIC") was incorporated as a wholly owned subsidiary to purchase and originate both conforming and non-conforming mortgage loans and to subsequently sell these loans to investors in the secondary mortgage market. HMIC began mortgage operations on January 2, 2002 and is expected to operate nationwide. At September 30, 2002, HMIC was licensed to operate in 11 states.

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

     Liquidity and Capital Resources. Our requirement for capital is a function of the level of our generation of and investment in receivables. We fund our investment in receivables through loan participations, shareholders' equity, bank lines of credit, convertible subordinated notes, and internally generated funds. HMIC funds its mortgage banking operations through a warehouse line of credit and from equity contributed by Harbourton. Harbourton has and will provide additional equity to HMIC until it has established stabilized profitable operations.

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

     On March 21, 2002, our bank approved an increase in Harbourton's secured line of credit from $3.0 million to $4.5 million, and an extension of the maturity to December 31, 2002. On September 30, 2002, there was $3.5 million available to the Company under its line of credit.

     HMIC has a $12.0 million warehouse line of credit available to originate mortgage loans, which is secured by the loans closed under the line, by the assets of HMIC and a loan guaranty by Harbourton. Effective October 28, 2002 HMIC's line of credit was increased to $25 million. When HMIC purchases or originates a new loan, approximately 94% to 97% of the loan amount is funded through the line of credit and the remainder from internal funds. When the loan is sold, the lender for the line of credit is repaid and HMIC receives the residual cash flow. On September 30, 2002, there was $6.2 million outstanding under the warehouse line of credit.

     Harbourton and HMIC were not in violation of any covenants of their respective lines of credit at September 30, 2002.

     Financial condition at September 30, 2002 and December 31, 2001.

     The financial results for HMIC, which started mortgage operations on January 2, 2002, are included in the consolidated results for the three-month and nine-months ending September 30, 2002. Total assets were $31.9 million at September 30, 2002 compared to $19.7 million at December 31, 2001. Total assets increased primarily due to the increase in the portfolio of loans held for sale by HMIC and the addition to investment in real estate of $8.5 million, resulting from the assignment of ownership for two of our previously impaired loans, by the borrowers on the loans. The Company recorded this investment on a gross basis, which includes $5.6 million of senior bank debt that is non-recourse to Harbourton, with the remainder representing our equity in the project. Our total loans receivable before the sale of participations ("Managed Loan Portfolio") was $22.8 million at September 30, 2002 and $51.8 million at December 31, 2001. The decrease reflects a reduction in the construction and mezzanine loans outstandi ng in which we have sold participations, the transfer of two loans (with a "net" balance of $2.9 million at September 30, 2002) to investment in real estate, offset by the increase in HMIC's portfolio of loans held for sale of $6.0 million. Participations sold as of September 30, 2002 and December 31, 2001 were $10.3 million and $36.6 million. Purchased receivables decreased by $77 thousand due to the collection of a receivable associated with one of the life insurance policies in our portfolio. We increased the balance of our deferred tax asset by $21 thousand in the third quarter of 2002, as a result of a reduction in the valuation allowance applied to the asset, which reflected our assessment of the Company's future earnings capacity. Other assets increased to $389 thousand from $168 thousand, primarily due to accrued profit and commitment fees.

     The following table indicates the composition of our portfolio, net of deferred income, participations sold and allowance for losses, by loans receivable and purchased receivables, as of September 30, 2002 and December 31, 2001 (dollars in thousands and as a percentage of the total portfolio).

Composition of  Receivable Portfolio       September 30, 2002     December 31, 2001
                                          Amount   % of  total   Amount    %f  total
--------------------------------------------------------------------------------------

Loans receivable                           $10,872        59.8%   $13,426        90.3%
Loans held for sale                          5,881        32.3%         -           -
Purchased receivables                        1,442         7.9%     1,518         9.7%
                                       -----------------------------------------------
Total portfolio                            $18,195       100.0%   $14,944       100.0%
                                       ===============================================

     The following table indicates the composition of our retained loan portfolio, net of allowance for losses and deferred income, by loan product, as of September 30, 2002 and December 31, 2001 (dollars in thousands and as a percentage of the total portfolio).

  Loans Receivable, Net of Deferred Income, by Loan Product
--------------------------------------------------------------------------------------
                                          September 30, 2002     December 31, 2001
                                          Amount   % of  total  Amount    % of  total
--------------------------------------------------------------------------------------
Mezzanine                                   $9,155      52.7 %    $7,126        48.6 %
Loans held for sale                          5,972       34.4%         -            -%
Acquisition, development and
 construction                                1,710        9.8%     6,582         44.9%
Asset-based                                    443        2.5%       857          5.8%
Other                                          105         .6%       110          0.7%
                                        ----------------------------------------------
Loans receivable                           $17,385      100.0%   $14,675       100.0 %
                                        ==============================================
Allowance for credit receivable               (632)                 (621)
                                        -----------           -----------
Loans Receivable, net                      $16,753               $14,054
                                        ===========           ===========


     Notes payable increased to $12.8 million at September 30, 2002, from $1.73 million at December 31, 2001. The following table provides information on notes payable at the dates indicated.


             Notes Payable                          September 30,     December 31, 2001
                                                          2002
-----------------------------------------------------------------------------------------
Harbourton Line of Credit                                     $1,000              $1,725
HMIC Warehouse Line of Credit                                  6,190                   -
Development loan secured by Investment in Real
 Estate  1                                                     5,574                   -
                                                   --------------------------------------
       Total                                                 $12,764              $1,725
                                                   ======================================

1    Non-recourse to Harbourton

     During the quarter ended September 30, 2002, HMIC purchased $23,691,332 of mortgage loans and sold $23,904,544 in the secondary market as follows:


  HMIC - Purchased  mortgage loans (dollars in thousands)
-----------------------------------------------------------------------------------------
                               Three Months ended               Nine Months ended
                               September 30, 2002              September 30, 2002
 State                            Amount        Per Cent          Amount      Per Cent
-----------------------------------------------------------------------------------------
California                      $20,404            86.1%        $36,249         85.2 %
Florida                           1,043             4.4%          2,979           7.0%
Arizona                             702             3.0%          1,674           3.9%
Nevada                              642             2.7%            761           1.8%
Oregon                              557             2.4%            557           1.3%
Idaho                               208              .9%            208            .5%
Washington                          136              .5%            136            .3%
                         ----------------------------------------------------------------

                                $23,692          100.0 %        $42,564        100.0 %
                         ----------------------------------------------------------------
 Loan type
-----------------------------------------------------------------------------------------
First trust                     $21,503            90.8%        $38,847          91.3%
Second trust                      2,189             9.2%          3,717           8.7%
                         ----------------------------------------------------------------
                                $23,692          100.0 %        $42,564        100.0 %
                         ----------------------------------------------------------------





Three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001.

     During the three and nine months ended September 30, 2002, the consolidated results were significantly impacted by inclusion of HMIC's revenues and expenses. HMIC began operations on January 2, 2002 as a start-up mortgage banking operation, and incurred operating expenses necessary to establish the personnel and operations to support future growth in the volume of originations and purchases of mortgage loans. It has continued to grow the volume of loans it purchases and the subsequent sales of these loans in the secondary market.

     The following table provides the components of revenue, expense and net income for the three-month periods ending September 30, 2002 and 2001, respectively.


                                                                      Three months ended September 30
                                                    -------------------------------------------------------------------
                                                        (dollars in thousands, and as a percentage of total revenues).


                                                             2002               2001              Increase (Decrease)
                                                   ------------------ --------------------    -------------------------
                      Revenues                                % of                  % of
                                                    Amount   Revenue     Amount    Revenue    Amount              %
-----------------------------------------------------------------------------------------------------------------------
Interest, discounts, and loan fees                     $970   50.8%        $702     64.6%      $268               38.2%
Interest expense                                       (141) (7.4%)         (49)   (4.5%)       (92)             187.8%
                                                    -------------------------------------------------------------------
Net interest income before provision for loan losses    829   43.4%         653     60.1%       176               27.0%
Provision for loan  losses                              (44) (2.3%)           -        -%       (44)                 -
                                                    -------------------------------------------------------------------
 Net interest income                                    785   41.1%         653     60.1%       132               20.2%

Fees and other income                                   364   19.0%         200     18.4%       164               82.0%
Profit participations                                    69    3.6%          82      7.6%       (13)            (15.9%)
Gain on sale of loans                                   689   36.1%           -        -%       689                  -
Other income                                              3     .2%         151     13.9%      (148)            (98.0%)
                                                    -------------------------------------------------------------------
Total net revenues                                    1,910    100%       1,086      100%       824               75.9%
                      Expenses
------------------------------------------------------------
Compensation and fringe benefits                        953   49.9%         292     26.9%       661              226.4%
General and administrative                              282   14.8%         101      9.3%       181              178.2%
Professional fees                                        86    4.5%         152     14.0%       (66)            (43.4%)
Depreciation                                             18     .9%          11      1.0%         7               80.0%
                                                    -------------------------------------------------------------------
  Total expenses                                      1,339   70.1%         556     51.2%      $783            (141.1%)
Income before income taxes                              571   29.9%         530     48.8%        41                7.7%
Income tax benefit                                      (31) (1.6%)         (15)   (1.4%)        16              106.7%
                                                    -------------------------------------------------------------------
Net income                                             $602   31.5%        $545     50.2%       $57               10.5%
                                                    ===================================================================

     For the three months ended September 30, 2002, net income increased to $602 thousand from $545 thousand, an increase of $57 thousand or 10.5%, from the comparable quarter for 2001. Net interest income before provision for loan losses increased by $176 thousand or 27.0% during the quarter ended September 30, 2002, representing a higher volume of deferred income recognized during the period; however, the Company was impacted by the continued lower levels of interest rates in the market. Since the majority of the Company's loan receivables are adjustable and float at a premium to the prime rate, the overall yields to the Company declined in the period ended September 30, 2002 as compared to the comparable period in 2001. HMIC achieved a positive spread between the interest income received by it on the loans held in the warehouse line and the interest paid to leverage these loans prior to their sale in the secondary market. Interest expense increased significantly during the period to $141 thousand as compared to $49 thousand in the comparable period in 2001. The increase resulted principally from HMIC's increased level of loans in the held for sale portfolio, which was financed through its warehouse line of credit.

     During the period, HMIC recognized $689 thousand of gain on sale of loans related to the sale of $23.9 million in loans to seven secondary market investors. This compares to $256 thousand of gain on sale and total sales of $9.9 million for the quarter ended June 30, 2002. The gain on sale of mortgage loans is recognized at the date of settlement and is based on the difference between the selling price of the loan and HMIC's carrying value of the loan. Nonrefundable fees and other direct costs are deferred at the time of loan origination or purchase and recognized at settlement of the loan sale. HMIC sells all loans servicing released and does not service any loans once the loan has been sold.

     Total net revenues increased to $1.91 million during the three months ended September 30, 2002, compared to $1.09 million during the comparable period in 2001, an increase of $824 thousand or 75.9%. Included in this amount was net revenues from HMIC of $ 690 thousand during the three month period in 2002. Other income in the current period declined to $3 thousand as compared to $151 thousand in the like period in 2001. The primary reason for the decline was that the Company had $138 thousand of income from the sale of intellectual property during the three months ended September 30, 2001, with no corresponding income in the comparable period for 2002.

     A provision for loan losses of $44 thousand was recorded by HMIC for the three months ended September 30, 2002. The Company did not record a provision for the three months ended September 30, 2001. HMIC will continue to monitor the sufficiency of its provision for loan losses based on the risk profile of the mortgage loans it acquires. Management believes the current level of reserves provides a satisfactory level of reserves for the current exposure of the portfolio of loans held for sale and the prior originations that have been sold in the secondary market for which there are varying levels of recourse to HMIC.

     For the three months ended September 30, 2002, total operating expenses increased by $783 thousand or 141.1% as compared to the same period in 2001. This increase was directly attributable to the $778 thousand of additional operating expenses for HMIC during the reporting period. HMIC was projected to report operating losses in the early phase of its start-up because of the necessity to retain the essential personnel and system support to provide the platform to successfully originate and purchase an increasing volume of mortgage loans. HMIC continues to apply for and obtain licenses to operate in a number of states. At September 30, 2002, HMIC was authorized to do business in 11 states.

     For the three month period ended September 30, 2002, compensation and fringe benefits increased to $953 thousand from $292 thousand, representing an increase of $661 thousand or 226.4% from the comparable period in 2001. Accounting for the largest component of the compensation expense increase was HMIC's compensation expense for the period of $551 thousand. At September 30, 2002, the Company had approximately 42 full time equivalent employees, with eight at the corporate level and 34 at HMIC. Management anticipates additional account executives will be added in future periods to HMIC to solicit new mortgage loan production with a corresponding increase in operational personnel.

     During the quarter ended September 30, 2002, general and administrative expenses increased to $282 thousand from $101 thousand, representing an increase of $180 thousand or 178.2%, as compared to the like period in 2001. The amount attributable to HMIC for the 2002 period was $208 thousand, principally related to occupancy expense, and operating expenses for telephone, stationery, licensing and equipment. HMIC has three offices, including a main executive office, a support and origination branch and a loan origination office all located in California.

     Professional fees decreased by $66 thousand, principally due to a reduction in legal expenses incurred for litigation of a lawsuit that was concluded in 2002.

     The income tax benefit of $31 thousand for the three months ended September 30, 2002 as compared to $15 thousand in the like period of 2001, represented an increase of $16 thousand. Based on the Company's projected profitability, we determined that a portion of the valuation allowance for the deferred tax asset was not required and recorded a $21 thousand reduction to the allowance at September 30, 2002. For the three months ended September 30, 2002, HMIC recorded a state income tax benefit of $10 thousand predicated on management's expectations that HMIC will achieve profitability by early 2003.

Nine month comparison

     The following table provides the components of revenue, expense and net income for the nine-month periods ending September 30, 2002 and, 2001, respectively.


                                                             Nine  months ended September 30
                               -------------------------------------------------------------------------------
                                         (dollars in thousands, and as a percentage of total revenues)

            Revenues                      2002               2001                        Increase(Decrease)
--------------------          --------------------  -------------------     ---------------------------------
                                    Amount       %       Amount       %       Amount                     %
-------------------------------------------------------------------------------------------------------------
Interest, discounts, and loan
 fees                              $2,310      54.4%     $1,785     57.5%      $525                     29.4%
Interest expense                     (308)    (7.3%)       (102)   (3.3%)      (206)                   202.0%
                              -------------------------------------------------------------------------------
Net interest income before
 provision for loan losses          2,002      47.1%      1,683     54.2%       319                     19.0%
Provision for loan losses             (91)    (2.1%)          -        -%       (91)                       -
                              -------------------------------------------------------------------------------
  Net interest income               1,911      45.0%      1,683     54.2%       228                     13.6%

Fees and other income               1,108      26.1%        842     27.1%       266                     31.6%
Profit participations                 167       3.9%        179      5.8%       (12)                   (6.7%)
Gain on sale of loans               1,053      24.8%          -        -%     1,053                        -
Other income                            9        .2%        401     12.9%      (392)                  (97.8%)
                              -------------------------------------------------------------------------------

  Total net revenues                4,248       100%      3,105      100%     1,143                     36.8%
                              -------------------------------------------------------------------------------

Expenses
------------------------------
Compensation and fringe
 benefits                           2,259      53.2%        898     28.9%     1,361                    151.6%
General and administrative            738      17.4%        280      9.0%       458                    163.6%
Interest expense                      224       5.3%        261      8.4%       (37)                  (14.2%)
Depreciation                           63       1.5%         30      1.0%        33                    111.0%
                              -------------------------------------------------------------------------------
 Total expenses                     3,284      77.3%      1,469     47.3%     1,815                    123.6%
Income before income taxes            964      22.7%      1,636     52.7%      (672)                  (41.1%)

Income tax benefit                   (209)    (4.9%)        (78)   (2.5%)       131                  (167.9%)
                              -------------------------------------------------------------------------------

Net income                         $1,173      27.6%     $1,714     55.2%     ($541)                    31.6%
                              ===============================================================================



     For the nine months ended September 30, 2002, net revenue increased to $4.2 million from $3.1 million in the comparable period of 2001, an increase of $1.1 million or 36.8%. The principal component of the increase was represented by the gain on sale of mortgage loans of $1.05 million by HMIC and there were no such gains during the 2001 period. Net interest income increased during the nine month period ended September 30, 2002 to $1.9 million, compared to $1.7 million in the comparable period of 2001. The increase is primarily attributable to the increased amount of deferred interest income earned and recognized during the period and net interest income generated from the HMIC portfolio of loans held for sale. Interest expense increased to $307 thousand in the current period as compared to $102 thousand for the nine months ended September 30, 2001. The $205 thousand increase is principally the result of the interest expense associated with HMIC's warehouse line of credit. Fees and other income increased to $1.1 million, an increase of $266 thousand as compared to $842 thousand in the nine-month period ended in 2001.

     For the nine months ended September 30, 2002, total operating expenses were $3.3 million as compared to $1.5 million, an increase of $1.8 million or 123.6% as compared to the like period in 2001. This increase was directly attributable to the $1.9 million of additional operating expenses for HMIC during the reporting period. For the nine-month period ended September 30, 2002, compensation and fringe benefits increased to $2.3 million from $898 thousand, representing an increase of $1.4 million or 151.6% from the comparable period in 2001. Accounting for the largest component of the compensation expense increase was HMIC's compensation expense for the period of $1.4 million.

     During the nine month period ended September 30, 2002, general and administrative expenses increased to $738 thousand from $280 thousand, representing an increase of $458 thousand or 163.6%, as compared to the like period in 2001. The amount attributable to HMIC for the 2002 period was $526 thousand, principally related to occupancy expense, and operating expenses for telephone, stationery, licensing and equipment. The income tax benefit of $209 thousand for the nine months ended September 30, 2002 as compared to $78 thousand in the like period of 2001, represented an increase of $131 thousand. HMIC is subject to California state income taxes. For the nine months ended September 30, 2002, HMIC recorded a state income tax benefit of $92 thousand predicated on management's expectations that HMIC will achieve profitability by early 2003.

Item 3.   Disclosure Controls and Procedures

     Within 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Part II      Other Information

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

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

None

Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934, Harbourton Financial Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbourton Financial Corporation


         Date: November 14, 2002



         /s/   J. Kenneth McLendon
         ---------------------------------------------
                J. Kenneth McLendon
                President and Chief Executive Officer


         Date: November 14, 2002


         /s/  Paula M. Morgan
         ---------------------------------------------
            Paula M. Morgan
            Senior Vice President and
            Chief Financial Officer

Certifications

                     CERTIFICATION PURSUANT TO RULE 13a-14
              OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, J. Kenneth McLendon, President and Chief Executive Officer of Harbourton Financial Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Harbourton Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002                /s/  J. Kenneth McLendon
                                          --------------------------------------
                                          J. Kenneth McLendon
                                          President and Chief Executive Officer

                     CERTIFICATION PUR SUANT TO RULE 13a-14
              OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Paula M. Morgan, Senior Vice President and Chief Financial Officer of Harbourton Financial Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Harbourton Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002      /s/ Paula M. Morgan
                              --------------------------------------
                              Paula M. Morgan
                              Senior Vice President and Chief Financial Officer

                  CERTIFICATION PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     The undersigned executive officers of the registrant hereby certify that this Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material aspects, the financial condition and results of operations of the registrant.



                                   Harbourton Financial Corporation

Dated:    November 14, 2002

                                   By:  /s/  J. Kenneth McLendon
                                   -------------------------------------------
                                         J. Kenneth McLendon
                                         President and Chief Executive Officer





                                   By: /s/ Paula M. Morgan
                                   -------------------------------------------
                                         Paula M. Morgan
                                         Senior Vice President and Chief
                                             Financial Officer